Form 10-Q
period 1994-09-30
BALCOR PENSION INVESTORS III
filed 1994-11-14
CIK 357329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-11128
                       -------



                        BALCOR  PENSION INVESTORS-III
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Illinois                                      36-3164211
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                         BALCOR PENSION INVESTORS-III
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                  September 30, 1994 and December 31, 1993
                                 (UNAUDITED)


                                    ASSETS

                                                   1994           1993
                                              -------------  -------------
Cash and cash equivalents                     $ 11,873,394   $ 10,156,355
Cash and cash equivalents - Early
  Investment Incentive Fund                          7,644         25,783
Escrow deposits                                    415,953        375,028
Escrow deposits - restricted                       867,001      1,238,638
Accounts and accrued interest receivable           101,735        526,698
Deferred expenses, net of accumulated
  amortization of $24,995 in 1994 and
  $15,622 in 1993                                   37,493         46,866
                                              -------------  -------------
                                                13,303,220     12,369,368
                                              -------------  -------------
Investment in loans receivable:
  Loans receivable - wrap-around
    and first mortgages                         82,102,424    102,095,930

Less:
  Loans payable - underlying mortgages          42,835,091     47,870,972
  Allowance for potential loan losses            4,713,959      8,129,365
                                              -------------  -------------
Net investment in loans receivable              34,553,374     46,095,593

Real estate held for sale                       23,544,797     17,369,132

Investment in joint ventures with affiliates     6,068,064      5,734,184
                                              -------------  -------------
                                                64,166,235     69,198,909
                                              -------------  -------------
                                              $ 77,469,455   $ 81,568,277
                                              =============  =============


                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $    131,998   $    222,483
Due to affiliates                                  131,572         62,601
Other liabilities, principally real estate
  taxes and escrow deposits                      1,530,048      1,823,666
Security deposits                                  130,182         73,750
Mortgage notes payable                           7,220,250      8,436,279
                                              -------------  -------------
    Total liabilities                            9,144,050     10,618,779
                                              -------------  -------------
Partners' capital (237,476 Limited
  Partnership Interests issued)                 72,886,439     75,130,101
Less Interests held by Early Investment
  Incentive Fund (10,043 at September 30,
  1994 and 8,892 at December 31, 1993)          (4,561,034)    (4,180,603)
                                              -------------  -------------
                                                68,325,405     70,949,498
                                              -------------  -------------
                                              $ 77,469,455   $ 81,568,277
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
           for the nine months ended September 30, 1994 and 1993
                                 (UNAUDITED)

                                                   1994           1993
                                              -------------  -------------
Income:
  Interest on loans receivable                $  7,732,045   $  7,809,711
  Less interest on loans payable -
    underlying mortgages                         3,258,431      3,685,790
                                              -------------  -------------
  Net interest income on loans receivable        4,473,614      4,123,921
  Income from operations of real estate
    held for sale                                  615,746        689,782
  Participation in income (loss) of joint
    ventures with affiliates                       374,327       (890,063)
  Interest on short-term investments               344,459        184,707
                                              -------------  -------------
      Total income                               5,808,146      4,108,347
                                              -------------  -------------

Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest
    receivable                                     300,000      2,220,000
  Mortgage servicing fees                           67,943         78,543
  Administrative                                   601,308        538,304
                                              -------------  -------------
      Total expenses                               969,251      2,836,847
                                              -------------  -------------
Net income before net gain on sales
  of real estate                                 4,838,895      1,271,500
Net gain on sales of real estate                   119,842        147,992
                                              -------------  -------------
Net income                                    $  4,958,737   $  1,419,492
                                              =============  =============
Net income allocated to General Partner       $    371,905   $    106,462
                                              =============  =============
Net income allocated to Limited Partners      $  4,586,832   $  1,313,030
                                              =============  =============
Net income per average number of Limited
  Partnership Interests outstanding
  (228,870 in 1994 and 229,206 in 1993)       $      20.04   $       5.73
                                              =============  =============
Distributions to General Partner              $    267,161   $    296,844
                                              =============  =============
Distributions to Limited Partners             $  6,935,238   $  3,440,532
                                              =============  =============
Distributions per Limited Partnership
  Interest outstanding                        $      30.35   $      15.00
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
             for the quarters ended September 30, 1994 and 1993
                                 (UNAUDITED)

                                                   1994           1993
                                              -------------  -------------
Income:
  Interest on loans receivable                $  2,182,554   $  2,568,952
  Less interest on loans payable -
    underlying mortgages                         1,028,447      1,221,852
                                              -------------  -------------
  Net interest income on loans receivable        1,154,107      1,347,100
  Income (loss) from operations of real estate
    held for sale                                   67,279       (130,609)
  Participation in income (loss) of joint
    ventures with affiliates                       122,542        (95,097)
  Interest on short-term investments               148,262         74,646
                                              -------------  -------------
      Total income                               1,492,190      1,196,040
                                              -------------  -------------

Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest
    receivable                                     300,000        500,000
  Mortgage servicing fees                           18,745         26,125
  Administrative                                   177,300        170,800
                                              -------------  -------------
      Total expenses                               496,045        696,925
                                              -------------  -------------
Net income before net gain on sales
  of real estate                                   996,145        499,115
Net gain on sales of real estate                   119,842        147,992
                                              -------------  -------------
Net income                                    $  1,115,987   $    647,107
                                              =============  =============
Net income allocated to General Partner       $     83,699   $     48,533
                                              =============  =============
Net income allocated to Limited Partners      $  1,032,288   $    598,574
                                              =============  =============
Net income per average number of Limited
  Partnership Interests outstanding
  (228,506 in 1994 and 228,972 in 1993)       $       4.52   $       2.61
                                              =============  =============
Distribution to General Partner               $     79,159   $     98,948
                                              =============  =============
Distribution to Limited Partners              $    912,049   $  1,145,765
                                              =============  =============
Distribution per Limited Partnership
  Interest outstanding                        $       4.00   $       5.00
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 1994 and 1993
                                  (UNAUDITED)


                                                   1994           1993
                                              -------------  -------------
Operating activities:
  Net income                                  $  4,958,737   $  1,419,492
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Net gain on sales of real estate            (119,842)      (147,992)
      Participation in (income) loss of joint
        ventures with affiliates                  (374,327)       890,063
      Provision for potential losses on
        loans, real estate and accrued
        interest receivable                        300,000      2,220,000
      Amortization of deferred expenses              9,373         68,678
      Accrued interest income due at maturity                     (50,875)
      Net change in:
        Escrow deposits                            (40,925)      (200,725)
        Escrow deposits - restricted               371,637       (148,522)
        Accounts and accrued interest
          receivable                               388,888        183,928
        Accounts payable                           (90,485)      (591,597)
        Due to affiliates                           68,971         11,862
        Other liabilities                         (189,570)       421,318
        Security deposits                           56,432         (1,509)
                                              -------------  -------------
  Net cash provided by operating activities      5,338,889      4,074,121
                                              -------------  -------------
Investing activities:
  Capital contributions to joint venture
    partners - affiliates                          (78,147)      (170,723)
  Distributions from joint venture
    partners - affiliates                          118,594          4,294
  Loan fundings                                                   (12,379)
  Collection of principal payments on
    loans receivable                             4,900,471        730,992
  Additions to real estate                                       (107,172)
  Proceeds from sales of real estate             1,200,000      2,600,000
  Costs incurred in connection with sales
    of real estate                                 (49,586)      (118,431)
  Costs incurred in connection with real
    estate acquired through foreclosure            (40,471)
                                              -------------  -------------
  Net cash provided by investing activities      6,050,861      2,926,581
                                              -------------  -------------
Financing activities:
  Distributions to Limited Partners             (6,935,238)    (3,440,532)
  Distributions to General Partner                (267,161)      (296,844)
  Decrease in cash and cash equivalents -
    Early Investment Incentive Fund                 18,139         70,333
  Payment of deferred expenses                                   (172,580)
  Repurchase of Limited Partnership Interests (380,431) (290,768) Principal payments on underlying
    loans payable                                 (891,991)      (923,503)
  Repayment of mortgage note payable                           (2,236,117)
  Proceeds from issuance of mortgage
    note payable                                                4,298,400
  Principal payments on mortgage notes payable  (1,216,029)      (261,702)
                                              -------------  -------------
  Net cash used in financing activities         (9,672,711)    (3,253,313)
                                              -------------  -------------
Net change in cash and cash equivalents          1,717,039      3,747,389
Cash and cash equivalents at beginning of year  10,156,355      6,579,221
                                              -------------  -------------
Cash and cash equivalents at end of period    $ 11,873,394   $ 10,326,610
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. These reclassifications have not changed the 1993 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994 and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred and paid interest expense on mortgage notes payable of $610,968 and $825,638, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------

    Mortgage servicing fees            $ 63,951   $13,330      $12,428
    Property management fees            183,782    72,697       24,281
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       64,757    45,413       21,259
        Data processing                  15,092     9,778       27,697
        Investor communication           18,642    13,073        4,109
        Legal                            13,561     9,510        9,873
        Portfolio management             72,656    43,404       30,497
        Other                             7,747     5,433        1,428

4. Real Estate Held for Sale:

In July 1994, the Partnership received title to The Woods Apartments. The Partnership recorded the basis of the property at $7,198,171 which is equal to the outstanding loan balance plus accrued interest receivable. In addition, the Partnership decreased the basis of the property by $32,405 which represented escrows, net of receivables and increased the basis by $40,471 which represented costs incurred in connection with the foreclosure.

5. Loan Receivable Prepayment:

In June 1994, the borrower of the $12,767,949 wrap-around loan collateralized by the Continental Park Office Building located in El Segundo, California prepaid the loan at a discount. The Partnership received proceeds of approximately $4,873,085 and the borrower repaid the $4,143,890 underlying mortgage loan. Allowances for potential loan losses of $3,715,406 were written off in connection with the prepayment of the loan. The amount written off consisted of the remaining wrap-around loan receivable balance, net of the underlying mortgage payable balance and escrow liabilities of $35,568.

6. Sale of Real Estate:

In September 1994, the Partnership sold the Orchards Office Building located in Loveland, Colorado in an all cash sale for $1,200,000. The carrying value of the property was $1,030,572 and the Partnership incurred selling expenses of $49,586. For financial statement purposes, the Partnership recognized a gain of $119,842 on the sale during the third quarter of 1994. The Partnership continues to own the Orchards Shopping Center.

7. Subsequent Event:

In October 1994, the Partnership paid $949,904 to Limited Partners representing the regular quarterly distribution of available Cash Flow of $4.00 per Interest for the third quarter of 1994.

                          BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - III (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $118,738,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-two loans. As of September 30, 1994, eight loans remain outstanding in the Partnership's portfolio. In addition, the Partnership was operating four properties held for sale and holds minority joint venture interests in two properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

The Partnership's provision for potential losses on loans, real estate and accrued interest receivable decreased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. The Partnership recognized a gain on the sale of the Orchards Office Building during the third quarter of 1994 and a net gain on the sales of the Riverview Office Building and the vacant land adjacent to the Orchards Shopping Center during the third quarter of 1993. In addition, during the second quarter of 1993, the Partnership recognized its share of a loss provision related to a decline in the fair value of the Brookhollow/Stemmons Office Building (in which it holds a minority joint venture interest). The combined effect of these events resulted in an increase in net income for the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- - ---------------------

Increased interest income was received from the borrowers of the loans collateralized by the Bannockburn Executive Plaza and Carmel on Providence and The Woods apartment complexes during the nine months ended September 30, 1994. In addition, the Partnership purchased the underlying loan collateralized by The Woods Apartments in December 1993 which reduced interest expense on loans payable. As a result, net interest income on loans receivable increased during the nine months ended September 30, 1994 as compared to the same period in 1993. The prepayment of the Airport III Industrial Park and the Continental Park Office Building loans in November 1993 and June 1994, respectively, partially offset the above increase and resulted in a decrease in net interest income on loans receivable during the quarter ended September 30, 1994 as compared to the same period in 1993.

The Partnership has two non-accrual loans at September 30, 1994 which are collateralized by Carmel on Providence Apartments, located in Charlotte, North Carolina and Bannockburn Executive Plaza, located in Bannockburn, Illinois. The funds advanced by the Partnership for these two loans total approximately $6,200,000, representing approximately 6% of original funds advanced. For non-accrual loans, income is recorded only as cash payments are received from the borrower. During the nine months ended September 30, 1994, the Partnership received cash payments of net interest income totaling approximately $171,000 on the Carmel on Providence loan. The Partnership would have received approximately $215,000 of net interest income under the terms of the original loan agreement. The loan receivable and underlying first mortgage loan collateralized by the Bannockburn Executive Plaza matured in January 1994. However, the borrower filed for protection under the U.S. Bankruptcy Code in November 1993 and did not pay either amount due. The Partnership has received cash payments of net interest income totaling approximately $458,000 during 1994 while the Partnership, the holder of the underlying loan and the borrower negotiate an acceptable plan of reorganization.

An allowance for potential losses provides for potential losses on loans and is based upon past loan loss experience for similar loans and prevailing economic conditions in the market in which the collateral properties are located and the General Partner's analysis of specific loans in the Partnership's portfolio. The allowance has been increased by $300,000 during the third quarter of 1994. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the portfolio at September 30, 1994. During the second quarter of 1994, allowances of $3,715,406 related to the Continental Park Office Building loan were written off in connection with the prepayment of the loan at a discount.

Operations of real estate held for sale represent the net property operations of those properties acquired by the Partnership through foreclosure. At September 30, 1994, the Partnership was operating the Candlewyck and The Woods apartment complexes and the Crossings and Orchards shopping centers which represent approximately 14% of original funds advanced. The Riverview Office Building and the Villa Verde Apartments, which were generating income, were sold in September and November 1993, respectively. In connection with the sale of the Riverview Office Building, the Partnership wrote-off accruals for previous effective rental income adjustments which resulted in a loss from operations for the third quarter of 1993. Operations at the Crossings Shopping Center improved during 1994 due to increased rental income and decreased operating expenses. Operating expenses decreased at the Orchards Shopping Center due to the completion of roof repairs during the third quarter of 1993. In addition, the Partnership acquired The Woods Apartments in July 1994, which generated income. The combined effect of these events resulted in a decrease in income from real estate held for sale during the nine months ended September 30, 1994 as compared to the same period in 1993 and the recognition of income during the quarter ended September 30, 1994 as compared to a loss during the same period in 1993.

Participation in joint venture with affiliates represents the Partnership's 27.5% and 12.68% shares of income (loss) from the Brookhollow/Stemmons and Perimeter 400 Center office buildings, respectively. During the second quarter of 1993, the Partnership recognized its share of a loss provision related to a decline in the fair value of the Brookhollow/Stemmons Office Building. This, combined with decreased leasing costs and increased average occupancy levels and rental rates at the Perimeter 400 Center Office Building during 1994, were the primary reasons for the recognition of income for the nine months and quarter ended September 30, 1994 as compared to a loss for the same periods in 1993.

Proceeds were received in 1993 in connection with the settlement of the Kensington Mobile Home Park loan, the refinancing of the loan collateralized by the Villa Verde Apartments and the sales of the Riverview Office Building, Villa Verde Apartments and vacant land adjacent to the Orchards Shopping Center. A portion of these proceeds were distributed in April 1994. The remainder of these proceeds, along with the proceeds received in 1994 from the prepayment of the Continental Park Office Building, are invested in short-term interest-bearing instruments. This, along with higher interest rates earned on short-term investments, resulted in an increase in interest income on short-term investments during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

The prepayment of the Airport III Industrial Park and the Continental Park Office Building loans and the foreclosure of The Woods Apartments resulted in a decrease in mortgage servicing fees during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

An increase in accounting and portfolio management fees resulted in an increase in administrative expense during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

During the nine months ended September 30, 1994, the Partnership recognized a gain of $119,842 on the sale of the Orchards Office Building located in Loveland, Colorado. See Note 6 of Notes to Financial Statements for additional information. During the nine months ended September 30, 1993, the Partnership recognized a net gain of $147,992 on the sales of the vacant land adjacent to the Orchards Shopping Center and the Riverview Office Building located in Nashville, Tennessee.

Liquidity and Capital Resources
- - -------------------------------

The cash or near cash position of the Partnership increased as of September 30, 1994 when compared to December 31, 1993. The Partnership generated cash flow from its operating activities primarily as a result of the net interest income earned on its loans receivable, the operations of its properties, and the interest received on its short-term investments. The payment of administrative costs partially offset this cash flow. The Partnership also generated cash from its investing activities primarily as a result of the discounted prepayment of the Continental Park Office Building loan and the sale of the Orchards Office Building. The Partnership used cash to fund its financing activities relating primarily to the payment of distributions to the General Partner and Limited Partners and the payment of principal on underlying loans and mortgage notes payable. The Partnership's cash or near cash position fluctuates during each quarter, initially decreasing with the payment of Partnership distributions for the previous quarter, and then gradually increasing each month in the quarter as mortgage payments and cash from property operations are received.

The Partnership classifies the cash flow performance of its properties as either positive, marginal or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. During the nine months ended September 30, 1994 and 1993, the Candlewyck Apartments and Orchards Shopping Center generated positive cash flow while the Crossings Shopping Center generated positive cash flow during 1994 and marginal cash flow deficit during 1993. The Crossings Shopping Center's operations improved primarily due to slightly lower operating expenses and decreased real estate taxes resulting from a lower property assessment. The Woods Apartments, which was acquired through foreclosure in July 1994, generated positive cash flow during 1994. The Brookhollow/Stemmons and Perimeter 400 Center office complexes, properties in which the Partnership holds minority joint venture interests, generated positive cash flow during the nine months ended September 30, 1994 and 1993. Significant leasing costs were incurred at the Brookhollow/Stemmons Office Building during both 1994 and 1993 and at the Perimeter 400 Center Office Building during 1993 to lease vacant space and renew existing tenant leases which were scheduled to expire. These costs were not included in classifying the cash flow performance of the properties since they are non-recurring expenditures. Had these costs been included, the Brookhollow/Stemmons Office Building would have operated at a marginal cash flow deficit during the nine months ended September 30, 1994 and both properties would have operated at significant deficits during the nine months ended September 30, 1993. The General Partner is continuing its efforts to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of any mortgage loans collateralized by its properties, and may refinance or, in certain instances, use Partnership reserves to repay such loans.

In addition, certain borrowers have failed to make payments when due to the Partnership for more than ninety days and, accordingly, these loans have been placed on non-accrual status (income is recorded only as cash payments are received). The General Partner has negotiated with some of these borrowers regarding modifications of the loan terms and has instituted foreclosure proceedings under certain circumstances. Such foreclosure proceedings may be delayed by factors beyond the General Partner's control such as bankruptcy filings by borrowers and state law procedures regarding foreclosures. Further, certain loans made by the Partnership have been restructured to defer and/or reduce interest payments where the properties collateralizing the loans were generating insufficient cash flow to support property operations and debt service. In the case of most loan restructurings, the Partnership receives concessions, such as increased participations or additional interest accruals, in return for modifications, such as deferral or reduction of basic interest payments. There can be no assurance, however, that the Partnership will receive actual benefits from the concessions.

Because of the current weak real estate markets in certain cities and regions of the country, attributable to local and regional market conditions such as overbuilding and recessions in local economies and specific industry segments, certain borrowers have requested that the Partnership allow prepayment of mortgage loans. The Partnership has allowed some of these borrowers to prepay such loans, in some cases without assessing prepayment premiums, under circumstances where the General Partner believed that refusing to allow such prepayment would ultimately prove detrimental to the Partnership because of the likelihood that the properties would not generate sufficient revenues to keep loan payments current. In other cases, borrowers have requested prepayment in order to take advantage of lower available interest rates. In these cases, the Partnership has collected substantial prepayment premiums.

In June 1994, the borrower of the $12,767,949 wrap-around loan collateralized by the Continental Park Office Building located in El Segundo, California prepaid the loan at a discount due to the diminished value of the property collateralizing the loan. The Partnership received proceeds of approximately $4,873,085 which represents a portion of the funds advanced on the loan and the borrower repaid the $4,143,890 underlying mortgage loan. An allowance for potential losses of $3,715,406 was written off in connection with the prepayment of the loan. See Note 5 of Notes to Financial Statements for additional information.

The borrower on The Woods Apartments loan filed a plan of reorganization in March 1994 and the Bankruptcy Court permitted the borrower until May 19, 1994 to obtain confirmation of the plan. The borrower failed to obtain plan confirmation and, in July 1994, the Partnership obtained title to the property through a non-judicial foreclosure. See Note 4 of Notes to Financial Statements for additional information.

In September 1994, the Partnership sold the Orchards Office Building located in Loveland, Colorado in an all cash sale for $1,200,000 and incurred selling costs of $49,586. The Partnership continues to own the Orchards Shopping Center. See Note 6 of Notes to Financial Statements and Item 5. Other Events for additional information.

Distributions to Limited Partners can be expected to fluctuate for various reasons. Generally, distributions are made from Cash Flow generated by interest and other payments made by borrowers under the Partnership's mortgage loans. Loan prepayments and repayments can initially cause Cash Flow to increase as prepayment premiums and participations are paid; however, thereafter prepayments and repayments will have the effect of reducing Cash Flow. If such proceeds are distributed, Limited Partners will have received a return of capital and the dollar amount of Cash Flow available for distribution thereafter can be expected to decrease. Distribution levels can also vary as loans are placed on non-accrual status, modified or restructured and, if the Partnership has taken title to properties through foreclosure or otherwise, as a result of property operations.

In October 1994, the Partnership paid $949,904 to Limited Partners, representing the regular quarterly distribution of available Cash Flow of $4.00 per Interest for the third quarter of 1994. The level of the quarterly distribution is consistent with the amount distributed for the second quarter of 1994. The Partnership also paid $79,159 to the General Partner as its distributive share of the Cash Flow distributed for the third quarter of 1994 and $26,386 as its contribution to the Early Investment Incentive Fund.

The Partnership expects to continue making cash distributions from the Cash Flow generated by the receipt of mortgage payments and Cash Flow from property operations, less payments on the underlying loans, fees to the General Partner and administrative expenses. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

During the nine months ended September 30, 1994, the General Partner on behalf of the Partnership used amounts placed in the Early Investment Incentive Fund to repurchase 1,151 Interests from Limited Partners at a total cost of $380,431.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values. The Partnership's use of participations for loans receivable is intended to provide a hedge against the impact of inflation; sharing in cash flow or rental income and/or the capital appreciation of the properties collateralizing the loans should result in increases in the total yields on the loans as inflation rates rise.

                          Part II - Other Information

Item 1.  Legal Proceedings
- - --------------------------

Williams proposed class action
- - ------------------------------

With respect to the proposed class action lawsuit filed in the U. S. District Court, Northern District of Illinois (Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No. 90-C-0726), against the Partnership and certain affiliated entities, in May 1993, the Court issued an opinion and order denying the plaintiffs' motion for class certification based in part on the inadequacy of the individual plaintiffs representing the proposed class. Further, the Court granted the defendants' motion for certain sanctions against plaintiffs' counsel and ordered the plaintiffs' counsel to pay the defendants' attorneys' fees incurred with the class certification motion. The defendants filed a petition for reimbursement of their fees and costs from plaintiffs' counsel which remains pending. A motion previously filed by the plaintiffs seeking to dismiss the defendants' counterclaim for fraud was denied on August 18, 1994.

In July 1993, the Court gave plaintiffs leave to retain new counsel and to propose new individual class representatives. The plaintiffs retained new counsel and proposed three new individual class representatives. The defendants conducted discovery regarding the proposed new class representatives and, in February 1994, filed a response to the plaintiffs' latest motion for class certification. On July 29, 1994, the Court indicated an intent to certify a class relating to the plaintiffs' securities fraud claims, but gave leave for the defendants to file a further motion opposing class certification. On August 26, 1994, the defendants filed a motion which has been briefed. The motion remains pending.

Item 5. Other Events
- - --------------------

Orchards Office Building
- - ------------------------

In 1983, the Partnership funded a $3,709,772 loan collateralized by a wrap-around mortgage on the Orchards Office Building and Shopping Center, Loveland, Colorado (the "Property"). The Partnership obtained title to the Property through foreclosure in 1987 and sold a 1.1-acre outparcel in 1989 for $355,000. In 1991, the Partnership acquired approximately 83,333 square feet of vacant land adjacent to the Property for $210,000 and sold the land in 1993 for $500,000. In 1992, the Partnership refinanced the first mortgage loan with a new $2,850,000 loan (the "Loan") from an unaffiliated lender (the "Lender"), providing the Partnership with $1,900,000 in excess proceeds.

On September 29, 1994 ("Closing"), the Partnership sold the office building portion of the Property (the "Building") for a sale price of $1,200,000 to an unaffiliated entity, Matador-Orchards, L.L.C., a Colorado limited liability company ("Purchaser"). From the sale proceeds, the Partnership paid the Lender a $1,000,000 principal payment and a $50,000 prepayment premium and the Lender released its first mortgage lien from the Building. The Partnership also paid $48,000 to an unaffiliated party as a brokerage commission, $1,586 in closing and other costs and received the remaining $150,414 of sale proceeds. Neither the General Partner nor its affiliates received a commission in connection with the sale of the Property.

The Partnership continues to own the shopping center portion of the Property, which collateralized the remaining principal balance of the Loan.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement, previously filed as Exhibit 4(a) to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 dated May 20, 1982 (Registration Statement No. 2-75938) and as Exhibit 4(a) to the Registrant's Registration Statement on Form S-11 dated November 2, 1982 (Registration No. 2-80123); and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-11128) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(99) Agreement of Sale relating to the sale of the Orchards Office Building, Loveland, Colorado.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended September 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR PENSION INVESTORS-III



                              By: /s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Mortgage Advisors-II, the General Partner

                              By: /s/Allan Wood
                                  ------------------------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Mortgage Advisors-II, the General Partner



Date: November 14, 1994
      ----------------------------