Form 10-K
period 1994-12-31
BALCOR PENSION INVESTORS III
filed 1995-03-28
CIK 357329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-11129
                       -------

                          BALCOR PENSION INVESTORS-III
                    ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                      36-3164211
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
- ----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                       -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
- ----------------

Balcor Pension Investors-III (the "Registrant") is a limited partnership formed in 1982 under the laws of the State of Illinois. The Registrant raised $118,738,000 from sales of Limited Partnership Interests. The Registrant's operations consist of investment in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Registrant also currently operates three properties acquired through foreclosure, and holds minority joint venture interests in two additional properties. All financial information included in this report relates to this industry segment.

The Registrant originally funded thirty-two loans collateralized by twenty-eight properties. A portion of Mortgage Reductions generated by repayments was reinvested in five additional loans. The remainder was added to working capital reserves. As a result of repayments, foreclosures and wrap-around notes received as a portion of the sale price for three property dispositions, the Registrant has seven loans in its portfolio as of December 31, 1994. Eleven properties were acquired through foreclosure and two loans were reclassified to investments in joint ventures with affiliates. The Registrant sold eight of these properties, including the Crossings Shopping Center which was sold in January 1995. As of December 31, 1994, the Registrant had four properties and two investments in joint ventures with affiliates in its portfolio. See Item 2. Properties for additional information.

During November 1993, the Registrant placed the Bannockburn Executive Plaza loan in default and the borrower filed for protection under the U.S. Bankruptcy Code. During February 1995, a plan of reorganization related to this loan was confirmed by the Bankruptcy Court. See Item 3. Legal Proceedings for additional information.

During 1994, the Registrant received repayments on two loans receivable. See
Item 7. Liquidity and Capital Resources for additional information.

The Registrant obtained title to The Woods Apartments through a non-judicial foreclosure in July 1994. See Item 7. Liquidity and Capital Resources for additional information.

The Registrant sold the Orchards Office Building during 1994 but continues to own the Orchards Shopping Center. See Item 7. Liquidity and Capital Resources for additional information.

The Registrant, by virtue of its ownership of real estate acquired through foreclosure, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Mortgage Advisors-II and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

OTHER INFORMATION

Crossings Shopping Center
- -------------------------

In 1983, the Registrant funded a $1,400,000 loan collateralized by a wrap-around mortgage on the Crossings Shopping Center, Smyrna, Georgia ("Center") and on the leasehold interest in the land underneath the Center (together, the "Property"). The Registrant obtained title to the Property through a non-judicial foreclosure in 1992, subject to the existing first mortgage loan held by an unaffiliated lender.

On January 31, 1995 ("Closing"), the Registrant sold the Property for a sale price of $2,650,000 to an unaffiliated entity, Triple N Co., Inc., a Georgia corporation ("Purchaser"). The Purchaser assumed the first mortgage loan which had a principal balance of $1,793,760 at Closing and the Registrant received $776,490 of sale proceeds.

Item 2. Properties
- ------------------

As of December 31, 1994, the Registrant owns the four properties described below:

Location                      Description of Property
- --------                      -----------------------

Dallas, Texas                 Candlewyck Apartments: a 452-unit apartment
                              complex located on 28 acres.

Smyrna, Georgia             * Crossings Shopping Center: a shopping
                              center containing 153,178 square feet located on
                              18.8 acres.

Loveland, Colorado            Orchards Shopping Center: a shopping center
                              containing 167,779 square feet located on
                              24.01 acres.

Austin, Texas                 The Woods Apartments: a 278-unit apartment
                              complex located on 13 acres.

* This property was sold during 1995. See Note 11 of Notes to Financial Statements for additional information.

Certain of these properties are held subject to various mortgages. See Note 5 of Notes to Financial Statements for additional information.

The Registrant also holds minority joint venture interests in the Brookhollow/Stemmons Office Building located in Dallas, Texas, and the Perimeter 400 Center Office Building located in Fulton County, Georgia.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
- -------------------------

a) Williams class action
   ---------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.: 90-C-0726 (U. S. District Court, Northern District of Illinois) against the Registrant, the General Partner, The Balcor Company, Shearson Lehman Hutton, Inc., American Express Company, other affiliates, and seven affiliated limited partnerships (the "Related Partnerships") as defendants. The complaint alleges that the defendants violated Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests of the Registrant and the Related Partnerships and alleges breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks compensatory and punitive damages. The defendants filed their answer, affirmative defenses and a counterclaim to the complaint. The defendants' counterclaim asserts claims of fraud and breach of warranty against certain plaintiffs, as well as a request for declaratory relief regarding the defendants' rights to be indemnified for their expenses incurred in defending the litigation. The defendants seek to recover damages to their reputations and business as well as costs and attorneys' fees in defending the claims.

In May 1993, the Court issued an order denying the plaintiffs' motion for class certification based principally on the inadequacy of the individual plaintiffs representing the proposed class. However, the Court gave plaintiffs leave to propose new individual class representatives. Further, the Court granted the defendants' motion for sanctions and ordered that plaintiffs' counsel pay certain of the defendants' attorneys' fees incurred with the class certification motion. In January 1995, the Court ordered the plaintiffs' counsel to pay $75,000 to the defendants and $25,000 to the Court.

The plaintiffs retained new co-counsel and proposed new class representatives. In July 1994, the Court granted plaintiffs' motion certifying a class relating to the Federal securities fraud claims. The class certified by the Court includes only the original investors in the Registrant and the Related Partnerships. The defendants filed a motion for reconsideration in opposition to the class certification which was denied on December 21, 1994. The Court has ordered the parties to meet to discuss notice to the class and a schedule for discovery.

A motion filed by the plaintiffs seeking to dismiss the defendants' counterclaim for fraud was denied by the Court in August 1994.

The defendants intend to continue vigorously contesting this action. Management of each of the defendants believes they have meritorious defenses to contest the claims.

b) Bannockburn Executive Plaza
   ---------------------------

In September 1982, the Registrant funded a $5,027,736 loan (the "Loan") to an unaffiliated entity evidenced by a note in the amount of $10,100,000 and collateralized by a wrap-around mortgage on the Bannockburn Executive Plaza, Bannockburn, Illinois. The Loan and the underlying first mortgage loan held by an unaffiliated entity both matured in January 1994. In November 1993, the Loan was placed in default due to the failure of the borrower to make payments due and the borrower commenced bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Act in the U.S. Bankruptcy Court, Northern District of Illinois, Eastern Division, In re Bannockburn Executive Plaza Venture, Case No.: 93-B-23909. Pursuant to a cash collateral order, cash receipts from the property have been used for property operating expenses and to make debt service payments to the Registrant, out of which payments to the underlying first mortgage lender have been made. All excess cash has been deposited into a segregated account.

On February 16, 1995, the borrower's plan of reorganization was confirmed by the Bankruptcy Court and became effective as of March 20, 1995. Pursuant to the plan, the Bankruptcy Court allowed the Registrant's claim of $13,641,800, consisting of $10,100,000 in principal and $3,541,800 in previous unpaid interest. The maturity of the Loan will be extended to December 1, 1997 and the Loan will continue to bear interest at 14.5% per annum with a pay rate of 9% per annum, payable monthly, based on the principal amount of $10,100,000. The maturity of the underlying loan was also extended to December 1, 1997. The borrower is obligated to make certain deposits from property cash flow into reserves held by an escrow agent, with the remaining cash flow applied to the principal balance of the underlying loan. If the Loan and underlying loan are repaid on or prior to maturity, the Registrant will waive payment of the $3,541,800 in unpaid interest and certain other interest payments due under the terms of the Loan.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital, and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", below.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 10,765.

Item 6. Selected Financial Data
- -------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------
Total income        $7,904,391  $6,125,896  $6,728,618  $8,254,515  $9,109,854
Provision for po-
  tential losses on
  loans, real estate
  and accrued inter-
  est receivable       600,000   2,720,000   3,750,000   3,215,500   5,000,000
Income before net
  gains on sales
  of assets          6,379,013   2,541,797   2,166,157   4,458,722   3,565,665
Net income           6,498,855   3,141,300   2,166,157   4,458,722   3,575,049
Net income per
  average number of
  Limited Partner-
  ship Interests
  outstanding            26.35       12.68        8.72       17.87       14.26
Total assets        77,868,675  81,568,277  86,628,240  87,612,905  92,445,765
Mortgage notes
  payable            7,153,074   8,436,279  10,997,864   9,234,008  10,920,679
Distributions per
  Limited Partner-
  ship Interest          34.35       20.00       22.50       30.00       44.00

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Summary of Operations
- ---------------------

Balcor Pension Investors - III (the "Partnership") decreased its provision for potential losses on loans, real estate and accrued interest receivable during 1994 as compared to 1993. In addition, during 1993, the Partnership recognized its share of a loss provision related to a decline in the fair value of a property in which it holds a minority joint venture interest. The combined effect of these events resulted in an increase in net income during 1994 as compared to 1993.

The Partnership's provision for potential losses on loans, real estate and accrued interest receivable also decreased during 1993 as compared to 1992. This decrease and the net gain recognized on the sales of real estate during 1993 were the primary reasons for the increase in net income during 1993 as compared to 1992. This increase was partially offset by the sale of Partnership properties which had generated income for financial statement purposes. Further discussion of the Partnership's operations is summarized below.

Operations
- ----------

1994 Compared to 1993
- ---------------------

Increased interest income was received from the borrowers of the Bannockburn Executive Plaza, Carmel on Providence and The Woods loans during 1994. In addition, the Partnership purchased The Woods underlying loan in December 1993 which reduced interest expense on loans payable. Finally, the Partnership received additional interest and a prepayment fee in connection with the North Morris Estates loan repayment in November 1994. As a result, net interest income on loans receivable increased during 1994 as compared to 1993. The prepayment of the Airport III Industrial Park and the Continental Park loans in November 1993 and June 1994, respectively, reduced interest income which partially offset this increase.

The Partnership has two non-accrual loans at December 31, 1994 which are collateralized by Carmel on Providence Apartments and Bannockburn Executive Plaza. The funds advanced by the Partnership for these two loans total approximately $6,200,000, representing approximately 6% of original funds advanced. For non-accrual loans, income is recorded only as cash payments are received from the borrower. During 1994, the Partnership received cash payments of net interest income totaling approximately $244,000 on the Carmel on Providence loan. The Partnership would have received approximately $288,000 of net interest income under the terms of the original loan agreement. The loan receivable and underlying first mortgage loan collateralized by the Bannockburn Executive Plaza matured in January 1994. However, the borrower filed for protection under the U.S. Bankruptcy Code in November 1993 and did not pay either amount due. The Partnership has received cash payments of net interest income totaling approximately $585,000 during 1994 while the Partnership, the holder of the underlying loan and the borrower negotiated a plan of reorganization. See Liquidity and Capital Resources for additional information.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized provisions of $600,000 and $2,000,000 related to its loans in 1994 and 1993, respectively. In addition, during 1993, the Partnership recognized a provision of $720,000 related to the Partnership's real estate held for sale to provide for declines in the fair value of certain properties in the Partnership's portfolio. During 1994, allowances of $3,715,406 related to the Continental Park loan were written off in connection with the prepayment of the loan at a discount.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At December 31, 1994, the Partnership was operating the Candlewyck and The Woods apartment complexes and the Crossings and Orchards shopping centers. Original funds advanced by the Partnership totaled approximately $14,378,000 for these real estate investments. Operating expenses decreased at the Crossings Shopping Center due to decreased maintenance and repair expense and decreased real estate tax expense resulting from a reduction in the assessed property value. Operating expenses also decreased at the Orchards Shopping Center due to the completion of roof repairs during 1993. In addition, the Partnership acquired The Woods Apartments in July 1994, which generated income. Finally, the Riverview Office Building and the Villa Verde Apartments, which generated income, were sold in September and November 1993, respectively. The combined effect of these events resulted in an increase in income from real estate held for sale during 1994 as compared to 1993.

Participation in income (loss) of joint ventures with affiliates represents the Partnership's 27.5% and 12.68% shares of income (loss) from the Brookhollow/Stemmons and Perimeter 400 Center office buildings, respectively. During 1993, the Partnership recognized its share of a loss provision related to a decline in the fair value of the Brookhollow/Stemmons Office Building. This, combined with decreased leasing costs and increased average occupancy levels and rental rates at the Perimeter 400 Center Office Building during 1994, were the primary reasons for the recognition of income during 1994 as compared to a loss in 1993.

Proceeds were received in 1993 in connection with the settlement of the Kensington loan, the refinancing of the Villa Verde loan and the sales of the Riverview Office Building, Villa Verde Apartments and vacant land adjacent to the Orchards Shopping Center. A portion of these proceeds were distributed in April 1994. The remainder of these proceeds, along with the proceeds received in 1994 from the prepayment of the Continental Park and North Morris Estates loans and the sale of the Orchards Office Building, are invested in short-term interest-bearing instruments. This, along with higher interest rates resulted in an increase in interest income on short-term investments during 1994 as compared to 1993.

The Partnership's loans generally bear interest at contractually-fixed interest rates. Some loans also provide for additional interest in the form of participations, usually consisting of either a share in the capital appreciation of the property securing the Partnership's loan and/or a share in the increase of the gross income of the property above a certain level. Participation income increased during 1994 as compared to 1993 primarily due to participations received in connection with the North Morris Estates loan repayment during the fourth quarter of 1994.

The prepayment of the Airport III Industrial Park, Continental Park and North Morris Estates loans and the foreclosure of The Woods Apartments resulted in a decrease in mortgage servicing fees during 1994 as compared to 1993.

An increase in accounting and portfolio management fees resulted in an increase in administrative expenses during 1994 as compared to 1993. This increase was partially offset by a decrease in legal fees.

During 1994, the Partnership recognized a gain of $119,842 on the sale of the Orchards Office Building. During 1993, the Partnership recognized a net gain totaling $599,503 on the sales of the vacant land adjacent to the Orchards Shopping Center, the Riverview Office Building and the Villa Verde Apartments.

1993 Compared to 1992
- ---------------------

The Partnership had four non-accrual loans at December 31, 1993 which were collateralized by The Woods Apartments, Continental Park Office Building, Carmel on Providence Apartments, and Bannockburn Executive Plaza. The funds advanced by the Partnership for these four loans totaled approximately $16,800,000, which represented approximately 16% of original funds advanced. During 1993, the Partnership received cash payments of net interest income totaling approximately $1,531,000 on the Continental Park, Carmel on Providence and Bannockburn Executive Plaza loans. The Partnership would have received approximately $2,702,000 of net interest income during 1993 under the terms of the original loan agreements for these three loans. (See below for further information regarding The Woods Apartments loan.)

During May 1992, an extension of the maturity of the loan receivable and underlying mortgage loan collateralized by The Woods Apartments was completed. The maturity dates were extended to June 20, 1993 and July 1, 1993, respectively. The borrower failed to repay either of the loans and the Partnership obtained title to the property through a non-judicial foreclosure in July 1994.

The Partnership recognized a provision for potential losses of $2,000,000 for its loans during 1993. In addition, during the second quarter of 1993, a valuation allowance of $720,000 was established to provide for a further decline in the fair value of the Riverview Office Building which was subsequently sold in September 1993.

Operations of real estate held for sale represent the net property operations of those properties acquired by the Partnership through foreclosure. Interest expense increased at the Orchards Shopping Center due to the placement of a new first mortgage loan on the property in September 1992. In addition, the Riverview Office Building and the Villa Verde Apartments, which were generating income, were sold in September and November 1993, respectively. These events resulted in a decrease in income from real estate held for sale during 1993 as compared to 1992. Operations at the Candlewyck Apartments improved during 1993 due to increased rental income which resulted from higher rental rates and due to decreased repair and maintenance expense. This partially offset the above decrease.

Proceeds received in 1993 in connection with the settlement of the Kensington loan, the refinancing of the Villa Verde loan and the sales of the Riverview Office Building, the Villa Verde Apartments and vacant land adjacent to the Orchards Shopping Center were retained and invested in short-term interest-bearing instruments. As a result, interest income on short-term investments increased during 1993 as compared to the same period in 1992.

Participation in joint ventures with affiliates represents the Partnership's 27.5% and 12.68% share of losses from the Brookhollow/Stemmons and Perimeter 400 Center office buildings. The Partnership recognized its share of a loss provision related to a decline in the fair value of the Brookhollow/Stemmons Office Building during 1993. As a result of this and an increase in leasing costs at this property and at the Perimeter 400 Center Office Building, the participation in loss of joint ventures with affiliates increased during 1993 as compared to 1992.

During the first quarter of 1992, the Partnership paid mortgage servicing fees, which had not been previously billed, relating to the loan receivable accepted by the Partnership in connection with the October 1990 sale of the Rivergate Apartments. These fees related to the period from October 1990 through March 31, 1992. The Partnership continues to pay a monthly fee to service this loan. As a result, mortgage servicing fees decreased during 1993 as compared to 1992.

The Partnership incurred significant legal fees during 1993 in connection with the bankruptcy proceedings on The Woods loan and the borrower's default on the Carmel on Providence loan. As a result, administrative expense increased during 1993 as compared to 1992.


Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased as of December 31, 1994 compared to December 31, 1993. The Partnership generated cash flow from its operating activities primarily as a result of the net interest income earned on its loans receivable, the operations of its properties, and the interest received on its short-term investments. The payment of administrative costs partially offset this cash flow. The Partnership also generated cash from its investing activities primarily as a result of the prepayment of the Continental Park and North Morris Estates loans and the sale of the Orchards Office Building. The Partnership used cash to fund its financing activities consisting primarily of the payment of distributions to the General Partner and Limited Partners and the payment of principal on underlying loans and mortgage notes payable. A portion of the cash reserves is being held for anticipated capital requirements at the Partnership's properties.

The Partnership classifies the cash flow performance of its properties as either positive, marginal or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1994 and 1993, the Candlewyck Apartments and the Crossings and Orchards shopping centers generated positive cash flow. The Woods Apartments, which was acquired through foreclosure in July 1994, also generated positive cash flow during 1994. The Candlewyck and The Woods apartment complexes and the Crossings and Orchards shopping centers have occupancy rates of 98%, 91%, 65% and 91%, respectively. The Crossings Shopping Center was sold in January 1995. The Brookhollow/Stemmons and Perimeter 400 Center office complexes, properties in which the Partnership holds minority joint venture interests, generated positive cash flow during 1994 and 1993. Significant leasing costs were incurred during 1993 at both properties in order to lease vacant space and renew existing tenant leases which were scheduled to expire. These costs were not included in classifying the cash flow performance of the properties since they are non-recurring expenditures. Had these costs been included, both properties would have operated at significant deficits during 1993. The General Partner is continuing its efforts to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of any mortgage loans collateralized by its properties, and may refinance or, in certain instances, use Partnership reserves to repay such loans.

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

Because of the weak real estate markets in certain cities and regions of the country, attributable to local and regional market conditions such as overbuilding and recessions in local economies and specific industry segments, certain borrowers have requested that the Partnership allow prepayment of mortgage loans. The Partnership has allowed some of these borrowers to prepay such loans, in some cases without assessing prepayment premiums, under circumstances where the General Partner believed that refusing to allow such prepayment would ultimately prove detrimental to the Partnership because of the likelihood that the properties would not generate sufficient revenues to keep loan payments current. In other cases, borrowers have requested prepayment in order to take advantage of lower available interest rates. In these cases, the Partnership has collected prepayment premiums.

In June 1994, the borrower of the $12,767,949 Continental Park wrap-around loan prepaid the loan at a discount due to the diminished value of the property collateralizing the loan. The Partnership received proceeds of approximately $4,873,085 which represented a portion of the funds advanced on the loan and the borrower repaid the $4,143,890 underlying mortgage loan. See Note 10 of Notes to Financial Statements for additional information.

In November 1994, the borrower of the North Morris Estates first mortgage loan prepaid the loan. The Partnership received proceeds of approximately $7,189,500 which is comprised of the principal balance of the loan ($6,600,000), additional interest ($202,500), participation income ($189,000) and a prepayment premium ($198,000).

During February 1995, a plan of reorganization related to the Bannockburn Executive Plaza loan was confirmed by the Bankruptcy Court. See Item 3. Legal Proceedings and Note 3 of Notes to Financial Statements for additional information.

During July 1994, the Partnership acquired The Woods Apartments through a non-judicial foreclosure. See Note 9 of Notes to Financial Statements for additional information.

During September 1994 and January 1995, the Partnership sold the Orchards Office Building and the Crossings Shopping Center in all cash sales for $1,200,000 and $2,650,000, respectively. The Partnership continues to own the Orchards Shopping Center. The purchaser of the Crossings Shopping Center took title subject to the existing $1,793,760 first mortgage loan and the Partnership repaid $1,000,000 of the Orchards first mortgage loan with proceeds from the sale. See Note 11 of Notes to Financial Statements for additional information.

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

The Partnership made distributions totaling $17.50 of Cash Flow and $16.85 of Mortgage Reductions in 1994, $20.00 of Cash Flow in 1993 and $22.50 of Cash Flow in 1992. See Statement of Partners' Capital for additional information. The distribution of Mortgage Reductions in 1994 resulted from the prepayment of the Airport III Industrial Park loan, the refinancing of the Villa Verde loan and the sale of the Riverview Office Building. The distributions made from Cash Flow decreased in 1994 from 1993 due to property sales and loan prepayments and in 1993 from 1992 due to increases in working capital reserves.

In January 1995, the Partnership paid $949,904 to Limited Partners representing the quarterly distribution for the fourth quarter of 1994 of $4.00 of Cash Flow per Interest. The level of the quarterly distribution is consistent with the amount distributed for the third quarter of 1994. The Partnership also paid $79,159 to the General Partner as its distributive share of the Cash Flow distributed for the fourth quarter of 1994 and $26,386 as its contribution to the Early Investment Incentive Fund. To date, the Partnership has distributed $512.80 per $500 Interest, of which $427.80 represents Cash Flow from operations and $85.00 represents Original Capital.

The Partnership expects to continue making cash distributions from the Cash Flow generated by the receipt of mortgage payments and Cash Flow from property operations, less payments on the underlying loans, fees to the General Partner and administrative expenses. The General Partner believes the Partnership has retained an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

During 1994, the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase 1,316 Interests from Limited Partners at a cost of $434,007.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to all of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Financial Statement Schedules and
- ------------------------------------------------------------------
Supplementary Data
- ------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-II, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                              OFFICERS
     -----                                --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
  Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
  and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional
(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 7 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Mortgage Advisors-II and its officers own as a group or individually the following Limited Partnership Interests of the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership
           Interest             5 Interests      Less than 1%

Relatives and affiliates of the officers and partners of the General Partner do not own any additional interests.

(c) The Registrant is not aware of any arrangement, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a, b) See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 7 of Notes to Financial Statements for information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statements and Financial Statement Schedules,
- --------------------------------------------------------------------------
and Reports on Form 8-K
- -----------------------

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement of Limited Partnership, and the Amended and Restated Certificate of Limited Partnership of Balcor Pension Investors-III, previously filed as Exhibits 3(a) and 3(b), respectively, to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 dated May 20, 1982 (Registration No. 2-75938), and as Exhibits 3(a) and 3(b), respectively, to the Registrant's Registration Statement on Form S-11 dated November 2, 1982 (Registration No. 2-80123), are hereby incorporated herein by reference.

(4) Form of Subscription Agreement, previously filed as Exhibit 4(a) to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 dated May 20, 1982 (Registration Statement No. 2-75938) and as previously filed as
Exhibit 4(a) to Registrant's Registration Statement on Form S-11 dated
November 2, 1982 (Registration No. 2-80123), and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-011129) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(28) Agreement of Sale relating to the sale of the Crossings Shopping Center, Smyrna, Georgia is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-III


                         By: /s/Allan Wood
                             -------------------------------------
                              Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Mortgage Advisors-II,
                              the General Partner

Date: March 24, 1995
      --------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
- ----------------------   ------------------------------------ ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
 /s/Thomas E. Meador     Advisors-II, the General Partner    March 24, 1995
 --------------------                                        --------------
  Thomas E. Meador
                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Mortgage
    /s/Allan Wood        Advisors-II, the General Partner    March 24, 1995
- --------------------                                         --------------
     Allan Wood

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Capital, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Pension Investors-III:

We have audited the accompanying balance sheets of Balcor Pension Investors-III (An Illinois Limited Partnership) as of December 31, 1994 and 1993, and the related statements of partners' capital, income and expenses and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-III at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.





                         ERNST & YOUNG LLP





Chicago, Illinois
March 6, 1995

                           BALCOR PENSION INVESTORS-III
                        (An Illinois Limited Partnership)

                                  BALANCE SHEETS
                            December 31, 1994 and 1993


                                      ASSETS

                                                    1994          1993
                                               ------------- -------------
Cash and cash equivalents                      $ 18,445,509  $ 10,156,355
Cash and cash equivalents - Early Investment
  Incentive Fund                                     21,171        25,783
Escrow deposits                                     427,562       375,028
Escrow deposits - restricted                        899,929     1,238,638
Accounts and accrued interest receivable            286,756       526,698
Deferred expenses, net of accumulated
  amortization of $28,120 in 1994 and
  $15,622 in 1993                                    34,368        46,866
                                               ------------- -------------
                                                 20,115,295    12,369,368
                                               ------------- -------------
Investment in loans receivable:
  Loans receivable - wrap-around
    and first mortgages                          75,491,676   102,095,930

Less:
  Loans payable - underlying mortgages           42,548,988    47,870,972
  Allowance for potential loan losses             5,013,959     8,129,365
                                               ------------- -------------
Net investment in loans receivable               27,928,729    46,095,593

Real estate held for sale                        23,801,567    17,369,132

Investments in joint ventures with affiliates     6,023,084     5,734,184
                                               ------------- -------------
                                                 57,753,380    69,198,909
                                               ------------- -------------
                                               $ 77,868,675  $ 81,568,277
                                               ============= =============


                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $    119,483  $    222,483
Due to affiliates                                   110,862        62,601
Other liabilities, principally interest,
  real estate taxes and escrow deposits           1,541,327     1,823,666
Security deposits                                   120,870        73,750
Mortgage notes payable                            7,153,074     8,436,279
                                               ------------- -------------
    Total liabilities                             9,045,616    10,618,779
                                               ------------- -------------
Partners' capital (237,476 Limited
  Partnership Interests issued)                  73,437,669    75,130,101
Less Interests held by Early Investment
  Incentive Fund (10,208 at December 31, 1994
  and 8,892 at December 31, 1993)                (4,614,610)   (4,180,603)
                                               ------------- -------------
                                                 68,823,059    70,949,498
                                               ------------- -------------
                                               $ 77,868,675  $ 81,568,277
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-III
                        (An Illinois Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
               for the years ended December 31, 1994, 1993 and 1992



                                   Partners' Capital (Deficit) Accounts
                                 -----------------------------------------
                                                  General       Limited
                                      Total       Partner       Partners
                                 ------------- ------------- -------------

Balance at December 31, 1991     $  76,941,929 $ (1,103,856) $ 78,045,785

Repurchase of 914 Limited
  Partnership Interests               (345,175)                  (345,175)
Cash distributions to:
  Limited Partners (A)              (5,177,586)                (5,177,586)
  General Partner                     (445,267)    (445,267)
Net income for the year
  ended December 31, 1992            2,166,157      162,462     2,003,695
                                 ------------- ------------- -------------
Balance at December 31, 1992        73,140,058   (1,386,661)   74,526,719

Repurchase of 956 Limited
  Partnership Interests               (351,782)                  (351,782)
Cash distributions to:
  Limited Partners (A)              (4,584,286)                (4,584,286)
  General Partner                     (395,792)    (395,792)
Net income for the year
  ended December 31, 1993            3,141,300      235,598     2,905,702
                                 ------------- ------------- -------------
Balance at December 31, 1993        70,949,498   (1,546,855)   72,496,353

Repurchase of 1,316 Limited
  Partnership Interests               (434,007)                  (434,007)
Cash distributions to:
  Limited Partners (A)              (7,844,967)                (7,844,967)
  General Partner                     (346,320)    (346,320)
Net income for the year
  ended December 31, 1994            6,498,855      487,414     6,011,441
                                 ------------- ------------- -------------
Balance at December 31, 1994     $  68,823,059 $ (1,405,761) $ 70,228,820
                                 ============= ============= =============





(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                      1994          1993          1992
                                 ------------- ------------- -------------

              First Quarter      $        5.50 $       5.00  $       7.50
              Second Quarter             20.85         5.00          5.00
              Third Quarter               4.00         5.00          5.00
              Fourth Quarter              4.00         5.00          5.00


  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-III
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1994, 1993 and 1992


                                      1994          1993          1992
                                 ------------- ------------- -------------
Income:
  Interest on loans receivable   $  10,162,922 $ 10,535,990  $ 10,544,202
  Less interest on loans
    payable - underlying
    mortgages                        4,280,261    4,916,217     5,032,431
                                 ------------- ------------- -------------
  Net interest income on
    loans receivable                 5,882,661    5,619,773     5,511,771

  Income from operations of
    real estate held for sale          804,434      599,785     1,121,499
  Participation in income (loss)
    of joint ventures with
    affiliates                         438,608     (482,783)     (239,537)
  Interest on short-term
    investments                        543,293      283,425       217,438
  Participation income                 235,395      105,696       117,447
                                 ------------- ------------- -------------
      Total income                   7,904,391    6,125,896     6,728,618
                                 ------------- ------------- -------------

Expenses:
  Provision for potential
    losses on loans, real
    estate and accrued interest
    receivable                         600,000    2,720,000     3,750,000
  Mortgage servicing fees               84,798      104,143       124,051
  Administrative                       840,580      759,956       688,410
                                 ------------- ------------- -------------
      Total expenses                 1,525,378    3,584,099     4,562,461
                                 ------------- ------------- -------------

Income before net gain on sales
  of real estate                     6,379,013    2,541,797     2,166,157
Net gain on sales of real estate       119,842      599,503
                                 ------------- ------------- -------------
Net income                       $   6,498,855 $  3,141,300  $  2,166,157
                                 ============= ============= =============
Net income allocated to
  General Partner                $     487,414 $    235,598  $    162,462
                                 ============= ============= =============
Net income allocated to
  Limited Partners               $   6,011,441 $  2,905,702  $  2,003,695
                                 ============= ============= =============
Net income per average number
  of Limited Partnership
  Interests outstanding (228,132
  in 1994, 229,084 in 1993 and
  229,880 in 1992)               $       26.35 $      12.68  $       8.72
                                 ============= ============= =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-III
                         (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1994, 1993 and 1992


                                      1994          1993          1992
                                 ------------- ------------- -------------
Operating activities:
  Net income                     $   6,498,855 $  3,141,300  $  2,166,157
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Net gain on sales of real
        estate                        (119,842)    (599,503)
      Participation in (income)
        loss of joint ventures
        with affiliates               (438,608)     482,783       239,537
      Provision for potential
        losses on loans, real
        estate and accrued
        interest receivable            600,000    2,720,000     3,750,000
      Amortization of deferred
        expenses                        12,498      254,853        18,354
      Accrued interest income
        due at maturity                            (201,260)      (56,434)
      Collection of accrued
        interest income due
        at maturity                                 449,978       396,873
      Net change in:
        Escrow deposits                (52,534)     309,617      (459,681)
        Escrow deposits -
          restricted                   338,709     (300,814)     (374,748)
        Accounts and accrued
          interest receivable          203,867      258,361      (306,153)
        Accounts payable              (103,000)    (628,108)      764,762
        Due to affiliates               48,261        7,298        (8,285)
        Other liabilities             (178,291)     352,786       285,202
        Security deposits               47,120      (39,794)       11,671
                                 ------------- ------------- -------------
  Net cash provided by
    operating activities             6,857,035    6,207,497     6,427,255
                                 ------------- ------------- -------------
Investing activities:
  Capital contributions to joint
    venture partners - affiliates      (78,147)    (316,577)
  Distributions from joint
    venture partners - affiliates      227,855        4,294       380,606
  Loan fundings                                     (12,379)      (53,661)
  Collection of principal
    payments on loans receivable    11,511,219    2,045,070        33,950
  Additions to real estate            (256,770)    (107,172)      (64,574)
  Proceeds from sales of
    real estate                      1,200,000    3,736,019
  Costs incurred in connection
    with sales of real estate          (49,586)    (325,277)
  Costs incurred in connection
    with real estate acquired
    through foreclosure                (40,471)
                                 ------------- ------------- -------------
  Net cash provided by
    investing activities            12,514,100    5,023,978       296,321
                                 ------------- ------------- -------------
Financing activities:
  Distributions to Limited

    Partners                        (7,844,967)  (4,584,286)   (5,177,586)
  Distributions to General
    Partner                           (346,320)    (395,792)     (445,267)
  Decrease in cash and cash
    equivalents - Early
    Investment Incentive Fund            4,612       54,553        30,255
  Payment of deferred expenses                     (172,580)      (79,738)
  Repurchase of Limited
    Partnership Interests             (434,007)    (351,782)     (345,175)
  Principal payments on
    underlying loans payable        (1,178,094)  (1,369,417)   (1,116,054)
  Repayment of mortgage notes
    payable                                      (4,798,550)     (746,897)
  Proceeds from issuance of
    mortgage note payable                         4,298,400     2,853,000
  Principal payments on mortgage
    notes payable                   (1,283,205)    (334,887)     (342,279)
                                 ------------- ------------- -------------
  Net cash used in
    financing activities           (11,081,981)  (7,654,341)   (5,369,741)
                                 ------------- ------------- -------------
Net change in cash and
  cash equivalents                   8,289,154    3,577,134     1,353,835
Cash and cash equivalents
  at beginning of year              10,156,355    6,579,221     5,225,386
                                 ------------- ------------- -------------
Cash and cash equivalents
  at end of year                 $  18,445,509 $ 10,156,355  $  6,579,221
                                 ============= ============= =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The Partnership records wrap-around mortgage loans at the face amount of the mortgage instrument which includes the outstanding indebtedness of the borrower under the terms of the underlying mortgage obligations. The underlying mortgage obligations are recorded as a reduction of the wrap-around mortgage loan and the resulting balance represents the Partnership's net advance to the borrower. The Partnership is responsible for making periodic payments to the underlying mortgage lenders only to the extent that payments as required by the wrap-around mortgage agreement are received by the Partnership from the borrower.

(b) Income on loans is recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest is discontinued when a loan becomes ninety days contractually delinquent or sooner when, in the opinion of the General Partner, an impairment has occurred in the value of the collateral property securing the loan. Income on nonaccrual loans or loans which are otherwise not performing in accordance with their terms is recorded on a cash basis.

Various loan agreements provide for participation by the Partnership in increases in value of the collateral property when the loan is repaid or refinanced. In addition, certain loan agreements allow the Partnership to receive a percentage of rental income exceeding a base amount. Participation income is reflected in the accompanying Statements of Income and Expenses when received.

Income from operations of real estate owned is reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

(c) Allowances are recorded through charges to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of impairment are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations.

When the General Partner believes the likelihood of foreclosure is more than remote, a loss provision is recorded if the loan balance exceeds the estimated fair value of the collateral property less costs of disposal. Upon foreclosure, actual losses are charged to the allowance and the fair value of the property is transferred to real estate held for sale. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. An allowance for loss is recorded when a decline in the value of a property owned is believed to be temporary. Impairment in value considered to be permanent results in the direct writedown of the property's carrying value to its estimated fair value.

(d) Deferred expenses consist of leasing commissions which are amortized over the term of the respective lease, and refinancing fees which are amortized over the term of the respective loan agreement.

(e) Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight-line basis over the respective lease term.

(f) Investment in joint ventures with affiliates represents the Partnership's percentage interests in joint ventures with affiliated partnerships. The Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of income or loss.

(g) The Partnership records repurchases of Interests by the Early Investment Incentive Fund as a reduction of Partners' Capital (see Note 2 of Notes to Financial Statements). Cash and cash equivalents not yet utilized to repurchase Interests, but which are part of the Early Investment Incentive Fund, are classified as restricted assets of the Partnership.

(h) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(i) The Partnership is not liable for Federal income taxes as each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(j) Several reclassifications have been made in the previously reported 1993 and 1992 financial statements to conform with classifications used in 1994 including the reclassification of "loans in substantive foreclosure" to loans to conform with the provisions of Statement of Financial Accounting Standards No.114 which was adopted as of January 1, 1994.
These reclassifications have not changed the 1993 or 1992 operating results.

2. Partnership Agreement:

The Partnership was organized on January 22, 1982. The Partnership Agreement provides for Balcor Mortgage Advisors-II to be the General Partner and for the admission of Limited Partners through the sale of Limited Partnership Interests at $500 per Interest, 237,476 of which were sold on or prior to November 10, 1982, the termination date of the offering.

For financial statement purposes, profits and losses are allocated 92.5% to the Limited Partners, of which 2.5% relates to the Early Investment Incentive Fund, and 7.5% to the General Partner.

To the extent that Cash Flow is distributed, distributions will be made as follows: (i) 90% of such Cash Flow will be distributed to the Limited Partners,

(ii) 7.5% of such Cash Flow will be distributed to the General Partner, and
(iii) 2.5% of such Cash Flow will be set aside in a separate account for repurchase of Interests and for payment on dissolution of the Partnership to investors who subscribed prior to December 31, 1982 ("Early Investors") if necessary for them to receive an amount equal to their Original Capital plus a specified cumulative return based on the date of investment. Amounts, if any, remaining in the account after the Early Investors have received their cumulative return will be distributed 90% to all Limited Partners and 10% to the General Partner.

Amounts placed in the Early Investment Incentive Fund may, at the sole discretion of the General Partner and subject to certain limitations, be used to repurchase Interests from existing Limited Partners. During 1994, 1,316 Interests were repurchased at a cost of $434,007. All repurchases of Interests have been made at 95% of the then current valuation of such Limited Partnership Interests at the previous quarter end less any distributions made after the previous quarter end. Distributions of Cash Flow and Mortgage Reductions pertaining to any repurchased Interests are paid to the Early Investment Incentive Fund. To the extent that amounts in the Early Investment Incentive Fund are not utilized to repurchase Interests, such amounts are invested in short-term interest-bearing instruments with earnings thereon credited to this account.

3. Investment in Loans Receivable:

Loans receivable and loans payable at December 31, 1994 consisted of the following:

                                        Loans Receivable
                    ---------------------------------------------------------
                                 Current  Current   Original  Final
                     Mortgage    Monthly  Interest  Funding Maturity Additional
   Property         Balances(A) Payments    Rate      Date    Date    Interest
- --------------      ----------- --------  --------  -------  ------  ----------
First and Wrap-around
Mortgages:
Apartments:
Carmel on
  Providence (B)    $ 3,200,000  $ 34,333  12.875%    1982    1997
Chicago Colony       16,750,000   157,031   11.25     1985    1995      (C)
Pepper Square         3,300,000    27,500   10.00     1989    1996
Rivergate             5,289,051    47,718   10.00     1990    1995
Office Buildings:
Bannockburn
  Executive Plaza(D)  8,727,625    75,750    9.00     1982    1997
Seafirst Financial
  Center             32,425,000   268,955    9.95     1982    1997      (C)
Corporate Campus I
  (E)                 5,800,000    44,467    9.20     1988    1998
                    -----------

    Total           $75,491,676
                    ===========

                                 Loans Payable
                    ---------------------------------------
                    Underlying   Current  Current     Due
                     Mortgage    Monthly  Interest  Date of
   Property          Balances   Payments    Rate      Loan
- ---------------     ----------  --------  --------  -------
Apartments:
Carmel on Providence $1,334,265   $17,777   9.50%     1997
Chicago Colony        3,120,208    37,762   8.75      1995
                      2,743,070    33,042   8.75      1995
                      1,698,238    21,875   9.75      1995
Pepper Square         1,886,820    19,760   9.25      1996
Office Buildings:
Bannockburn
  Executive Plaza     4,097,678    44,677   9.75      1997
Seafirst Financial
  Center             24,958,067   231,196   9.75      1997
Corporate Campus I    2,710,642    29,934   9.50      1999
                    -----------
    Total           $42,548,988
                    ===========

(A) All loans are wrap-around mortgage loans except for Rivergate Apartments which is a first mortgage loan.

(B) A plan of reorganization was approved by the Bankruptcy Court in June 1993 which extended the maturity date of this loan and the underlying mortgage loan to December 1997. In addition, the interest rate on the underlying loan was increased from 9.0% to 9.5% effective July 1993.

(C) The Partnership may receive additional payments from the borrower representing participation in the operating results of the collateral property which exceed specified levels and a share in the appreciation of the collateral property upon repayment or refinancing.

(D) A plan of reorganization was confirmed by the Bankruptcy Court in February 1995 which extended the maturity date of this loan and the underlying mortgage loan to December 1997. This loan will continue to bear interest at 14.5% per annum with a pay rate of 9% per annum based on the outstanding principal. Unpaid interest will be waived by the Partnership if this loan is repaid on or prior to maturity assuming no previous uncured defaults.

(E) In August 1993, the loan was modified. Effective January 1, 1993, the interest rate was reduced from 10.5% to 9.2% and the maturity date of the loan was extended five years to September 1998. In addition, the borrower delivered a $500,000 letter of credit to the Partnership as additional security for the loan.

Loans which have been classified as nonaccrual as a result of delinquency or other noncompliance with terms of loan agreements aggregated $11,927,625 and $31,893,745 at December 31, 1994 and 1993, respectively.

Under certain circumstances, the General Partner has entered into negotiations with borrowers which resulted in a reduction of interest rates, periodic payments or the modification of other loan terms. Loans whose monetary terms have been restructured amounted to $38,225,000 at December 31, 1994 and 1993. Nonaccrual loans and loans which have been restructured are hereinafter referred to as impaired loans.

Net interest income relating to all of the impaired loans except for the Woods Apartments loan would have been approximately $1,915,000 in 1994, $3,787,000 in 1993 and $3,281,000 in 1992. Net interest income from impaired loans included in the accompanying Statements of Income and Expenses amounted to approximately $1,958,000 ($1,877,000 cash basis) in 1994, $2,375,000 in 1993 and $2,129,000 in 1992.

The Woods Apartments loan was placed on non-accrual status in 1988. During May 1992, an extension of the maturity of the loan receivable and underlying loan was completed. The maturity dates were extended to June 20, 1993 and July 1, 1993, respectively. The borrower failed to repay either of the loans and the Partnership obtained title to the property through a non-judicial foreclosure in July 1994. The Partnership received net interest income of approximately $653,000, $301,000 and $385,000 in 1994, 1993 and 1992, respectively.

Included in the impaired loan balances of $50,152,625 at December 31, 1994 is $38,225,000 of impaired loans for which the related allowance for losses is $3,654,000. The average recorded investment in impaired loans during the year ended December 31, 1994 was approximately $60,136,000.

4. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1994 is described in the table below.

                                   1994          1993          1992
                              ------------  -------------  ------------

  Loans:
   Balance at beginning of
    year                      $ 8,129,365   $ 8,129,365    $ 10,401,365
   Provision charged to
    income                        600,000     2,000,000         224,000
   Charge-off of losses        (3,715,406)   (2,000,000)     (2,496,000)
                              -----------   -----------    ------------
    Balance at the end of
     the year                 $ 5,013,959   $ 8,129,365    $  8,129,365
                              ===========   ===========    ============


  Real Estate Held for Sale:

   Balance at beginning of
    year                       None          None          $  8,825,000
   Provision charged to
    income                     None         $   720,000       3,526,000
   Charge-off of losses        None            (720,000)    (12,351,000)
                              -----------   -----------    ------------
    Balance at the end of
     the year                  None          None            None
                              ===========   ===========    ============

Included in the 1992 charge-off of losses are amounts reflecting the Partnership's adoption of Statement of Position 92-3, "Accounting for Foreclosed Assets" which required the Partnership to adjust the carrying amounts of its real estate held for sale and loans previously classified as in substantive foreclosure to the lower of fair value of the asset less estimated costs to sell, or the cost of the asset. This change had no effect on the results of operations of the Partnership in 1992 since the Partnership had previously recorded these allowances to reflect declines in the value of the real estate and loans.

5. Mortgage Notes Payable:

The mortgage notes payable at December 31, 1994 and 1993 consisted of the following:

                     Carrying   Carrying
                      Amounts    Amounts
                     of Notes   of Notes   Current   Current   Final  Estimated
                        at         at      Monthly  Interest Maturity  Balloon
    Property         12/31/94   12/31/93  Payments    Rate     Date    Payment
- ----------------    ----------  --------- --------  --------  ------  ---------
Apartments:
Candlewyck         $1,313,768   $1,371,443  $15,598   9.625%   1996  $1,233,000
                    1,065,228    1,127,628   13,217   8.75     1996     979,000
                    1,274,175    1,325,227   14,835   9.75     1996   1,203,000
Shopping Centers:
Crossings(A)        1,793,760    1,845,849   18,768   9.50     1995   1,780,000
Orchards            1,706,143    2,766,132   16,334   9.25     1997   1,587,000
                   ----------   ----------

    Total          $7,153,074   $8,436,279
                   ==========   ==========

(A) In January 1995, this mortgage note payable was assumed by the purchaser in connection with the sale of the property.

Real estate held for sale with an aggregate carrying value of $16,338,560 at December 31, 1994 was pledged as collateral for repayment of mortgage notes.

During the years ended December 31, 1994, 1993 and 1992, the Partnership incurred interest expense on mortgage notes payable of $780,047, $1,531,785 and $1,302,291, respectively, and paid interest of $780,047, $1,526,182 and $1,279,853, respectively.

Future maturities of the above mortgage notes payable are approximately as follows:

                         1995           $2,021,000
                         1996            3,509,000
                         1997            1,623,000

6. Management Agreements:

As of December 31, 1994, all of the properties owned by the Partnership are managed by a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts for residential properties and 3% to 6% of gross operating receipts for commercial properties.

7. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------

Mortgage servicing fees   $88,396  $4,839 $104,581  $8,437 $123,214  $8,875
Property management fees  238,090    None  333,195  18,262  311,150  26,433
Reimbursement of expenses
  to the General Partner
  at cost:
   Accounting              74,803  30,698   71,203   5,880   74,411   5,710
   Data processing         41,023   9,216   41,726  10,010   44,027   3,598
   Investor communica-
     tion                  27,664   8,893   20,499   1,693   30,743   2,359
   Legal                   16,094   9,316   14,911   1,231   13,452   1,032
   Portfolio management    84,441  38,103   62,738  16,384   80,545   5,755
   Other                   26,381   9,797    8,518     704   20,076   1,541

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third-party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $46,538, $31,861 and $46,573 for 1994, 1993 and 1992, respectively.

8. Investments in Joint Ventures with Affiliates:

The Partnership owns a 27.5% joint venture interest in the Brookhollow/Stemmons Office Center and a 12.68% joint venture interest in the Perimeter 400 Center Office Building. During 1994, 1993 and 1992, the Partnership received distributions totaling $227,855, $4,294 and $380,606, respectively, from the joint ventures. During 1994 and 1993, the Partnership also made contributions totaling $78,147 and $316,577 to the joint ventures, respectively. In addition, during 1993 and 1992, the joint ventures recognized provisions for loss totaling $3,165,000 and $6,988,000, respectively, due to a decline in the fair value of the properties. The Partnership's participation in loss of joint ventures with affiliates includes the Partnership's share of the provisions of $771,873 and $757,498, respectively.

The following information has been summarized from the financial statements of the joint ventures:

                            1994          1993           1992
                        ------------   -----------   ------------
     Net investment in
      real estate as
       of December 31   $ 34,174,946    $34,008,955    $34,487,647
     Total liabilities
       as of December 31     391,765        510,366        348,805
     Total income          7,319,405      6,834,797      7,681,487
     Net income before
      provision            2,733,148      1,295,097      3,329,866
     Provision for
       potential loss           None     (3,165,000)    (6,988,000)
     Net income (loss)     2,733,148     (1,869,903)    (3,658,134)

9. Real Estate Held for Sale:

The Partnership acquired The Woods Apartments through foreclosure in July 1994 and the Crossings Shopping Center in March 1992. The Partnership recorded the costs of the properties at $7,198,171 and $4,248,350 in 1994 and 1992, respectively. These amounts represented the outstanding loan balances plus any accrued interest receivable. In 1994 the Partnership increased the basis of The Woods Apartments by $8,066 for certain receivables, escrows and costs incurred in connection with the foreclosure.
At the date of foreclosure, the property was transferred to real estate held for sale at its fair value.

10. Discounted Prepayment of Loan Receivable:

In June 1994, the borrower of the $12,767,949 Continental Park wrap-around loan prepaid the loan at a discount. The Partnership received proceeds of approximately $4,873,085 and the borrower repaid the $4,143,890 underlying mortgage loan. The remaining wrap-around loan receivable balance, net of the underlying mortgage payable balance, and escrow liabilities of $35,568 were written off in connection with the prepayment of the loan.

11.  Sale of Real Estate:

The Partnership sold the Crossings Shopping Center during 1995, the Orchards Office Building during 1994, and the Villa Verde Apartments, Riverview Office Building and vacant land adjacent to the Orchards Shopping Center during 1993 in separate all cash sales for $2,650,000, $1,200,000 and $8,025,000, respectively. From the proceeds of the 1994 sale, the Partnership repaid $1,000,000 of the Orchards first mortgage loan. The Partnership continues to own the Orchards Shopping Center. The purchasers of the Crossings Shopping Center and the Villa Verde Apartments took title subject to the existing first mortgage loans which had balances of $1,793,760 and $4,288,981, respectively. The carrying value of the real estate sold during 1995, 1994 and 1993 totaled $1,852,350, $1,030,572 and $7,100,220, respectively. For financial statement purposes, the Partnership recognized net gains of $119,842 and $599,503 from the sale of the real estate during 1994 and 1993, respectively. The Partnership expects to recognize a gain of $717,900 on the sale of the Crossings Shopping Center during the first quarter of 1995.

12. Contingencies:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. While a plaintiff class has been certified, no determinations of the merits have been made. Although the outcome of these matters is not presently determinable, it is management's opinion that the ultimate outcome should not have a material adverse affect on the financial position of the Partnership. Management of the defendants believes they have meritorious defenses to contest the claims.

13. Subsequent Event:

In January 1995, the Partnership paid $949,904 to Limited Partners representing the regular quarterly distribution of available Cash Flow of $4.00 per Interest for the fourth quarter of 1994.