Form 10-Q
period 1995-03-31
BALCOR PENSION INVESTORS III
filed 1995-05-12
CIK 357329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

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

                                BALANCE SHEETS
                     March 31, 1995 and December 31,1994
                                 (UNAUDITED)

                                    ASSETS

                                                  1995           1994
                                              ------------   ------------

Cash and cash equivalents                     $19,457,863    $18,445,509
Cash and cash equivalents - Early
  Investment Incentive Fund                        89,062         21,171
Escrow deposits                                   201,066        427,562
Escrow deposits - restricted                                     899,929
Accounts and accrued interest receivable          295,440        286,756
Deferred expenses, net of accumulated
  amortization of $31,244 in 1995 and
  $28,120 in 1994                                  31,244         34,368
                                              ------------   ------------
                                               20,074,675     20,115,295
                                              ------------   ------------
Investment in loans receivable:
  Loans receivable - wrap-around
    and first mortgages                        75,248,626     75,491,676

Less:
  Loans payable - underlying mortgages         42,029,379     42,548,988
  Allowance for potential loan losses           5,013,959      5,013,959
                                              ------------   ------------
Net investment in loans receivable             28,205,288     27,928,729

Real estate held for sale                      21,969,541     23,801,567

Investment in joint ventures with affiliates    6,151,608      6,023,084
                                              ------------   ------------
                                               56,326,437     57,753,380
                                              ------------   ------------
                                              $76,401,112    $77,868,675
                                              ============   ============

                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $    87,707    $   119,483
Due to affiliates                                 153,219        110,862
Other liabilities, principally
  real estate taxes and escrow deposits           390,931      1,541,327
Security deposits                                 117,686        120,870
Mortgage notes payable                          5,304,364      7,153,074
                                              ------------   ------------
    Total liabilities                           6,053,907      9,045,616
                                              ------------   ------------
Partners' capital (237,476 Limited
  Partnership Interests issued)                74,961,815     73,437,669
Less Interests held by Early Investment
  Incentive Fund (10,208 at March 31, 1995
  and December 31, 1994)                       (4,614,610)    (4,614,610)
                                              ------------   ------------
                                               70,347,205     68,823,059
                                              ------------   ------------
                                              $76,401,112    $77,868,675
                                              ============   ============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended March 31, 1995 and 1994
                                   (UNAUDITED)

                                                  1995           1994
                                              ------------   ------------
Income:
  Interest on loans receivable                $ 1,972,025    $ 2,901,262
  Less interest on loans payable -
    underlying mortgages                        1,017,165      1,133,778
                                              ------------   ------------
  Net interest income on loans receivable         954,860      1,767,484

  Income from operations of real estate
    held for sale                                 609,896        234,278
  Participation in income of joint ventures
    with affiliates                               128,524        147,581
  Interest on short-term investments              294,255         97,515
                                              ------------   ------------
      Total income                              1,987,535      2,246,858
                                              ------------   ------------
Expenses:
  Administrative                                  193,061        236,457
                                              ------------   ------------
      Total expenses                              193,061        236,457
                                              ------------   ------------

Income before gain on sale of real estate       1,794,474      2,010,401
Gain on sale of real estate                       717,900
                                              ------------   ------------
                                              $ 2,512,374    $ 2,010,401
                                              ============   ============
Net income allocated to General Partner       $   188,428    $   150,780
                                              ============   ============
Net income allocated to Limited Partners      $ 2,323,946    $ 1,859,621
                                              ============   ============
Net income per average number of Limited
  Partnership Interests outstanding
  (227,268 in 1995 and 229,084 in 1994)       $     10.23    $      8.12
                                              ============   ============
Distribution to General Partner               $    79,159    $   108,843
                                              ============   ============
Distribution to Limited Partners              $   909,069    $ 1,257,212
                                              ============   ============
Distribution per Limited Partnership
  Interests outstanding                       $      4.00    $      5.50
                                              ============   ============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1995 and 1994
                                 (UNAUDITED)

                                                  1995           1994
                                              ------------   ------------
Operating activities:
  Net income                                  $ 2,512,374    $ 2,010,401
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sale of real estate                (717,900)
      Participation in income of joint
        ventures with affiliates                 (128,524)      (147,581)
      Amortization of deferred expenses             3,124          3,124
      Net change in:
        Escrow deposits                           226,496        115,198
        Escrow deposits - restricted              899,929       (220,643)
        Accounts and accrued interest
          receivable                               (8,684)       127,492
        Accounts payable                          (31,776)      (118,789)
        Due to affiliates                          42,357         69,659
        Other liabilities                      (1,150,396)        99,088
        Security deposits                          (3,184)         3,691
                                              ------------   ------------
  Net cash provided by operating activities     1,643,816      1,941,640
                                              ------------   ------------
Investing activities:
  Capital contributions to joint venture
    partners - affiliates                                        (78,147)
  Collection of principal payments on loans
    receivable                                     11,019          6,677
  Additions to real estate                        (20,324)
  Proceeds from sale of real estate               856,240
  Costs incurred in connection with sale of
    real estate                                   (79,750)
                                              ------------   ------------
  Net cash provided by or (used in)
    investing activities                          767,185        (71,470)
                                              ------------   ------------
Financing activities:
  Distribution to Limited Partners               (909,069)    (1,257,212)
  Distribution to General Partner                 (79,159)      (108,843)
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund               (67,891)       (84,822)
  Principal payments on underlying
    loans payable                                (287,578)      (339,474)
  Principal payments on mortgage notes payable    (54,950)       (72,471)
                                              ------------   ------------
  Net cash used in financing activities        (1,398,647)    (1,862,822)
                                              ------------   ------------

Net change in cash and cash equivalents         1,012,354          7,348
Cash and cash equivalents at beginning
  of period                                    18,445,509     10,156,355
                                              ------------   ------------
Cash and cash equivalents at end of period    $19,457,863    $10,163,703
                                              ============   ============





  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. This reclassification has also been made to the previously reported 1994 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995 and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1995 and 1994, the Partnership incurred and paid interest expense on mortgage notes payable of $139,203 and $197,214, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 are:

                                        Paid       Payable
                                     -----------   --------

    Mortgage servicing fees           $   14,517   $  4,839
    Reimbursement of expenses to
      the General Partner, at cost          None    148,380

4. Investments in Joint Ventures with Affiliates:

The Partnership owns a 27.5% joint venture interest in the Brookhollow/Stemmons Office Center and a 12.68% joint venture interest in the Perimeter 400 Center Office Building.

The following information has been summarized from the financial statements of the joint ventures:

                                                            1995
                                                        -------------

    Net investment in real estate as of March 31        $ 34,289,828
    Total liabilities as of March 31                         322,565
    Total income                                           1,666,300
    Net income                                               741,475

5. Sale of Real Estate:

In January 1995, the Partnership sold the Crossings Shopping Center in a cash sale for $2,650,000. The purchaser took title to the property subject to the existing first mortgage loan which had a balance of $1,793,760. The carrying value of the property was $1,852,350. For financial statement purposes, the Partnership recognized a gain of $717,900 on the sale during the first quarter of 1995.

6. Subsequent Event:

In April 1995, the Partnership paid $6,886,805 to Limited Partners representing the regular quarterly distribution of available Cash Flow of $4.00 per Interest for the first quarter of 1995 and a $25.00 per Interest special distribution representing Mortgage Reductions received from the Continental Park and North Morris Estates loan prepayments.

                          BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-III (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $118,738,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-two loans. As of March 31, 1995, seven loans remain outstanding in the Partnership's portfolio. In addition, the Partnership was operating three properties held for sale and holds minority joint venture interests in two properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

The Partnership recognized a gain on the sale of the Crossings Shopping Center and improved operations from its real estate investments during the first quarter of 1995. The two 1994 loan prepayments caused a decrease in net interest income on loans receivable and an increase in interest on short-term investments. The combined effect of these events resulted in an increase in net income for the quarter ended March 31, 1995 as compared to the same period in 1994.

1995 Compared to 1994
- - ---------------------

The prepayment of the Continental Park and North Morris Estates loans in June and November 1994, respectively, the foreclosure of The Woods Apartments in July 1994 and a decrease in interest income received from the borrower of the Bannockburn Executive Plaza loan during 1995 resulted in a decrease in net interest income on loans receivable during the quarter ended March 31, 1995 as compared to the same period in 1994.

The Partnership has two non-accrual loans at March 31, 1995 which are collateralized by Carmel on Providence Apartments and Bannockburn Executive Plaza. The funds advanced by the Partnership for these two loans total approximately $6,200,000. For non-accrual loans, income is recorded only as cash payments are received from the borrower. During the quarter ended March 31, 1995, the Partnership received cash payments of net interest income totaling approximately $85,000 on the Carmel on Providence loan. The Partnership would have received approximately $73,000 of net interest income under the terms of the original loan agreement. Of the net interest income received, $12,000 relates to costs incurred by the Partnership prior to the borrower's bankruptcy filing, which have been capitalized and accrue interest payable by the borrower on a quarterly basis. The loan receivable and underlying first mortgage loan collateralized by the Bannockburn Executive Plaza matured in January 1994. However, the borrower filed for protection under the U.S. Bankruptcy Code in November 1993 and did not pay either amount due. The Partnership, the holder of the underlying loan and the borrower negotiated a plan of reorganization which became effective in March 1995. The Partnership received cash payments of net interest income totaling approximately $128,000 during 1995.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize a provision for potential losses on its loans and real estate held for sale during the quarters ended March 31, 1995 and 1994.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At March 31, 1995, the Partnership was operating the Candlewyck and The Woods apartment complexes and the Orchards Shopping Center. Original funds advanced by the Partnership total approximately $12,978,000 for these real estate investments. The Partnership acquired The Woods Apartments in July 1994, which generated income during the first quarter of 1995. In addition, operations improved at the Orchards Shopping Center during 1995 due to increased occupancy levels and decreased interest expense resulting from the paydown of the first mortgage loan in connection with the sale of the Orchards Office Building. Operations also improved at the Candlewyck Apartments due to increased rental income, which resulted from higher rental rates, and decreased operating expenses. The combined effect of these events resulted in an increase in income from real estate held for sale during the quarter ended March 31, 1995 as compared to the same period in 1994.

Participation in income of joint ventures with affiliates represents the Partnership's 27.5% and 12.68% shares of income from the Brookhollow/Stemmons and Perimeter 400 Center office buildings, respectively. Decreased average occupancy levels at the Perimeter 400 Center Office Building during 1995 was the primary reason for the decrease in income for the quarter ended March 31, 1995 as compared to the same period in 1994.

Proceeds received in connection with the sales of the Orchards Office Building and the Crossings Shopping Center in September 1994 and January 1995, respectively, along with proceeds received in 1994 from the prepayment of the Continental Park and North Morris Estates loans were invested when received and resulted in an increase in interest income on short-term investments during the quarter ended March 31, 1995 as compared to the same period in 1994. Higher interest rates earned on short-term investments also contributed to the increase. A portion of these proceeds were distributed to Limited Partners in April 1995.

Decreases in accounting, printing and mortgage servicing fees resulted in a decrease in administrative expense during the quarter ended March 31, 1995 as compared to the same period in 1994.

During the quarter ended March 31, 1995, the Partnership recognized a gain of $717,900 in connection with the sale of the Crossings Shopping Center. See Note 5 of Notes to Financial Statements for additional information.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership increased as of March 31, 1995 when compared to December 31, 1994. The Partnership generated cash flow from its operating activities primarily as a result of the net interest income earned on its loans receivable, the operations of its properties, and the interest received on its short-term investments. The payment of administrative costs partially offset this cash flow. The Partnership also generated cash from its investing activities primarily as a result of the sale of the Crossings Shopping Center. The Partnership used cash to fund its financing activities relating primarily to the payment of distributions to the General Partner and Limited Partners and the payment of principal on underlying loans and mortgage notes payable. A portion of the cash reserves is being held for anticipated capital requirements at the Partnership's properties.

The Partnership classifies the cash flow performance of its properties as either positive, marginal or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the quarters ended March 31, 1995 and 1994, the Candlewyck Apartments and Orchards Shopping Center generated positive cash flow. The Woods Apartments, which was acquired through foreclosure in July 1994, also generated positive cash flow during 1995. The Candlewyck and The Woods apartment complexes and the Orchards Shopping Center have occupancy rates of 97%, 92% and 89%, respectively. The Crossings Shopping Center was sold in January 1995. The Brookhollow/Stemmons and Perimeter 400 Center office complexes, properties in which the Partnership holds minority joint venture interests, generated positive cash flow during the quarters ended March 31, 1995 and 1994. The General Partner is continuing its efforts to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of any mortgage loans collateralized by its properties, and may refinance or, in certain instances, use Partnership reserves to repay such loans.

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

During February 1995, a plan of reorganization related to the Bannockburn Executive Plaza loan was confirmed by the Bankruptcy Court effective March 1995. Pursuant to the plan, the maturity date of the loan was extended to December 1, 1997 and the loan will continue to bear interest at 14.5% per annum with a pay rate of 9% per annum. The maturity of the underlying loan was also extended to December 1, 1997, and the borrower was required to pay $232,031 directly to the holder of the underlying loan to reduce the principal balance of the loan.

In January 1995, the Partnership sold the Crossings Shopping Center in a cash sale for $2,650,000. The purchaser took title to the property subject to the existing $1,793,760 first mortgage loan. See Note 5 of Notes to Financial Statements for additional information.

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

In April 1995, the Partnership paid $6,886,805 to Limited Partners representing the quarterly distribution for the first quarter of 1995 of $4.00 of Cash Flow per Interest and a special distribution of $25.00 per Interest representing Mortgage Reductions received from the Continental Park and North Morris Estates loan prepayments. The level of the regular quarterly distribution is consistent with the amount distributed for the fourth quarter of 1994. The Partnership also paid $79,159 to the General Partner as its distributive share of the Cash Flow distributed for the first quarter of 1995 and $26,386 as its contribution to the Early Investment Incentive Fund. To date, the Partnership has distributed $541.80 per $500 Interest, of which $431.80 represents Cash Flow from operations and $110.00 represents a return of Original Capital.

The Partnership expects to continue making cash distributions from the Cash Flow generated by the receipt of mortgage payments and Cash Flow from property operations, less payments on the underlying loans and administrative expenses. The General Partner believes the Partnership has retained an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

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

(27) Financial Data Schedule of the Registrant for the three month period ended March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended March 31, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR PENSION INVESTORS-III



                              By: /s/Thomas E. Meador
                                  -------------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Mortgage Advisors-II, the General Partner



                              By: /s/Brian Parker
                                  ------------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Mortgage Advisors-II, the
                                  General Partner



Date: May 12, 1995
      ----------------------------