Form 10-Q
period 1995-06-30
BALCOR PENSION INVESTORS III
filed 1995-08-14
CIK 357329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-11128
                       -------


                        BALCOR PENSION INVESTORS-III
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3164211
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                     60015
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                          BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                                 BALANCE SHEETS
                      June 30, 1995 and December 31, 1994
                                  (UNAUDITED)

                                     ASSETS

                                                    1995          1994
                                               ------------- -------------
Cash and cash equivalents                      $ 13,544,657  $ 18,445,509
Cash and cash equivalents - Early
  Investment Incentive Fund                         141,050        21,171
Escrow deposits                                     221,733       427,562
Escrow deposits - restricted                                      899,929
Accounts and accrued interest receivable            217,598       286,756
Prepaid expenses                                    157,264
Deferred expenses, net of accumulated
  amortization of $34,369 in 1995 and
  $28,120 in 1994                                    28,119        34,368
                                               ------------- -------------
                                                 14,310,421    20,115,295
                                               ------------- -------------
Investment in loans receivable:
  Loans receivable - wrap-around
    and first mortgages                          75,131,454    75,491,676

Less:
  Loans payable - underlying mortgages           41,642,498    42,548,988
  Allowance for potential loan losses             5,013,959     5,013,959
                                               ------------- -------------
Net investment in loans receivable               28,474,997    27,928,729

Real estate held for sale                        22,005,850    23,801,567

Investment in joint ventures with affiliates      6,279,571     6,023,084
                                               ------------- -------------
                                                 56,760,418    57,753,380
                                               ------------- -------------
                                               $ 71,070,839  $ 77,868,675
                                               ============= =============

                          LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $     83,399  $    119,483
Due to affiliates                                    10,591       110,862
Other liabilities, principally real estate
  taxes and escrow deposits                         543,280     1,541,327
Security deposits                                   118,307       120,870
Mortgage notes payable                            5,248,122     7,153,074
                                               ------------- -------------
    Total liabilities                             6,003,699     9,045,616
                                               ------------- -------------
Partners' capital (237,476 Limited
  Partnership Interests issued)                  69,955,007    73,437,669
Less Interests held by Early Investment
  Incentive Fund (11,123 at June 30, 1995
  and 10,208 at December 31, 1994)               (4,887,867)   (4,614,610)
                                               ------------- -------------
                                                 65,067,140    68,823,059
                                               ------------- -------------
                                               $ 71,070,839  $ 77,868,675
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
               for the six months ended June 30, 1995 and 1994
                                  (UNAUDITED)

                                                    1995          1994
                                               ------------- -------------
Income:
  Interest on loans receivable                 $  3,940,242  $  5,549,491
  Less interest on loans payable -
    underlying mortgages                          2,023,459     2,229,984
                                               ------------- -------------
  Net interest income on loans receivable         1,916,783     3,319,507

  Income from operations of real estate
    held for sale                                 1,050,667       548,467
  Participation in income of joint
    ventures with affiliates                        347,217       251,785
  Interest on short-term investments                516,000       196,197
                                               ------------- -------------
      Total income                                3,830,667     4,315,956
                                               ------------- -------------
Expenses:
  Administrative                                    373,091       473,206
                                               ------------- -------------
      Total expenses                                373,091       473,206
                                               ------------- -------------
Income before gain on sale of real estate         3,457,576     3,842,750
Gain on sale of real estate                         717,900
                                               ------------- -------------
Net income                                     $  4,175,476  $  3,842,750
                                               ============= =============
Net income allocated to General Partner        $    313,161  $    288,206
                                               ============= =============
Net income allocated to Limited Partners       $  3,862,315  $  3,554,544
                                               ============= =============
Net income per average number of Limited
  Partnership Interests outstanding (227,258
  in 1995 and 229,055 in 1994)                 $      17.00  $      15.52
                                               ============= =============
Distributions to General Partner               $    158,318  $    188,002
                                               ============= =============
Distributions to Limited Partners              $  7,499,820  $  6,023,189
                                               ============= =============
Distributions per Limited Partnership
  Interest outstanding                         $      33.00  $      26.35
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended June 30, 1995 and 1994
                                (UNAUDITED)

                                                    1995          1994
                                               ------------- -------------
Income:
  Interest on loans receivable                 $  1,968,217  $  2,648,229
  Less interest on loans payable -
    underlying mortgages                          1,006,294     1,096,206
                                               ------------- -------------
  Net interest income on loans receivable           961,923     1,552,023

  Income from operations of real estate
    held for sale                                   440,771       314,189
  Participation in income of joint
    ventures with affiliates                        218,693       104,204
  Interest on short-term investments                221,745        98,682
                                               ------------- -------------
      Total income                                1,843,132     2,069,098
                                               ------------- -------------
Expenses:
  Administrative                                    180,030       236,749
                                               ------------- -------------
      Total expenses                                180,030       236,749
                                               ------------- -------------
Net income                                     $  1,663,102  $  1,832,349
                                               ============= =============
Net income allocated to General Partner        $    124,733  $    137,426
                                               ============= =============
Net income allocated to Limited Partners       $  1,538,369  $  1,694,923
                                               ============= =============
Net income per average number of Limited
  Partnership Interests outstanding (227,248
  in 1995 and 229,027 in 1994)                 $       6.77  $       7.40
                                               ============= =============
Distribution to General Partner                $     79,159  $     79,159
                                               ============= =============
Distribution to Limited Partners               $  6,590,751  $  4,765,977
                                               ============= =============
Distribution per Limited Partnership
  Interest outstanding                         $      29.00  $      20.85
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1995 and 1994
                                   (UNAUDITED)

                                                    1995          1994
                                               ------------- -------------
Operating activities:
  Net income                                   $  4,175,476  $  3,842,750
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sale of real estate                  (717,900)
      Participation in income of joint
        ventures with affiliates                   (347,217)     (251,785)
      Amortization of deferred expenses               6,249         6,249
      Net change in:
        Escrow deposits                             205,829        67,306
        Escrow deposits - restricted                899,929       604,272
        Accounts and accrued interest
          receivable                                 69,158        77,717
        Prepaid expenses                           (157,264)
        Accounts payable                            (36,084)      421,540
        Due to affiliates                          (100,271)      107,093
        Other liabilities                          (998,047)     (577,389)
        Security deposits                            (2,563)        5,819
                                               ------------- -------------
  Net cash provided by operating activities       2,997,295     4,303,572
                                               ------------- -------------
Investing activities:
  Capital contributions to joint venture
    partners - affiliates                                         (78,147)
  Distributions from joint ventures with
    affiliates                                       90,730        22,427
  Collection of principal payments on
    loans receivable                                 22,316     4,889,987
  Additions to real estate                          (56,633)
  Proceeds from sale of real estate                 856,240
  Costs incurred in connection with sale of
    real estate                                     (79,750)
                                               ------------- -------------
  Net cash provided by investing activities         832,903     4,834,267
                                               ------------- -------------
Financing activities:
  Distributions to Limited Partners              (7,499,820)   (6,023,189)
  Distributions to General Partner                 (158,318)     (188,002)
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund                (119,879)     (104,968)
  Repurchase of Limited Partnership Interests      (273,257)     (191,780)
  Principal payments on underlying loans
    payable                                        (568,584)     (612,503)
  Principal payments on mortgage notes payable     (111,192)     (146,649)
                                               ------------- -------------
  Net cash used in financing activities          (8,731,050)   (7,267,091)
                                               ------------- -------------
Net change in cash and cash equivalents          (4,900,852)    1,870,748
Cash and cash equivalents at beginning
  of period                                      18,445,509    10,156,355
                                               ------------- -------------
Cash and cash equivalents at end of period     $ 13,544,657  $ 12,027,103
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. This reclassification has also been made to the previously reported 1994 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995 and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended June 30, 1995 and 1994, the Partnership incurred and paid interest expense on mortgage notes payable on properties owned by the Partnership of $262,913 and $392,721, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 are:

                                            Paid
                                     ---------------------
                                     Six Months   Quarter     Payable
                                     ----------   --------    --------
Mortgage services fees               $   29,034   $ 14,517    $  4,839
   Reimbursement of expenses to
     the General Partner, at cost       191,880    191,880       5,752


4. Investments in Joint Ventures with Affiliates:

The Partnership owns a 27.5% joint venture interest in the Brookhollow/Stemmons Office Center and a 12.68% joint venture interest in the Perimeter 400 Center Office Building.

The following information has been summarized from the financial statements of the joint ventures:
                                                              1995
                                                          -------------
    Net investment in real estate as of June 30           $34,289,828
    Total liabilities as of June 30                           529,601
    Total income                                            3,963,566
    Net income                                              2,049,585

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

6. Subsequent Event:

In July 1995, the Partnership paid $8,534,889 to Limited Partners representing the regular quarterly distribution of available Cash Flow of $4.00 per Interest for the second quarter of 1995 and $31.94 per Interest representing Mortgage Reductions received from the Continental Park loan prepayment as well as other prior loan repayments and property sales.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-III (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $118,738,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-two loans. As of June 30, 1995, seven loans remain outstanding in the Partnership's portfolio. In addition, the Partnership was operating three properties held for sale and holds minority joint venture interests in two properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The two 1994 loan prepayments caused a decrease in net interest income on loans receivable and a resulting increase in interest on short-term investments due to the interest earned on the proceeds received. The Partnership acquired The Woods Apartments through foreclosure in July 1994, which is generating income during 1995. The combined effect of these events resulted in decreased net income for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. The Partnership recognized a gain on the sale of the Crossings Shopping Center during the first quarter of 1995 which offset these events and resulted in an increase in net income for the six months ended June 30, 1995. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

The prepayment of the Continental Park and North Morris Estates loans in June and November 1994, respectively, the foreclosure of The Woods Apartments in July 1994 and a decrease in interest income received from the borrower of the Bannockburn Executive Plaza loan during 1995 resulted in a decrease in net interest income on loans receivable during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

The Partnership has two non-accrual loans at June 30, 1995 which are collateralized by Carmel on Providence Apartments and Bannockburn Executive Plaza. The funds advanced by the Partnership for these two loans total approximately $6,200,000. For non-accrual loans, income is recorded only as cash payments are received from the borrower. During the six months ended June 30, 1995, the Partnership received cash payments of net interest income totaling approximately $172,000 on the Carmel on Providence loan. The Partnership would have received approximately $147,000 of net interest income under the terms of the original loan agreement. Of the net interest income received, $25,000 relates to costs incurred by the Partnership prior to the borrower's bankruptcy filing, which have been capitalized and which accrue interest, payable by the borrower on a quarterly basis. The loan receivable and underlying first mortgage loan collateralized by the Bannockburn Executive Plaza matured in January 1994. However, the borrower filed for protection under the U.S. Bankruptcy Code in November 1993 and did not pay either amount due. The Partnership, the holder of the underlying loan and the borrower negotiated a plan of reorganization which became effective in March 1995. The Partnership has received cash payments of net interest income totaling approximately $256,000 during 1995.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize a provision for potential losses on its loans and real estate held for sale during the six months ended June 30, 1995 or 1994.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At June 30, 1995, the Partnership was operating the Candlewyck and The Woods apartment complexes and the Orchards Shopping Center. Original funds advanced by the Partnership total approximately $12,978,000 for these real estate investments. The Partnership acquired The Woods Apartments in July 1994, which generated income during 1995. In addition, operations improved at the Orchards Shopping Center during 1995 due to increased occupancy levels and decreased interest expense resulting from the paydown of the first mortgage loan in connection with the sale of the Orchards Office Building. Operations also improved at the Candlewyck Apartments due to increased rental income, which resulted from higher rental rates, and decreased operating expenses. The combined effect of these events resulted in an increase in income from real estate held for sale during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Participation in income of joint ventures with affiliates represents the Partnership's 27.5% and 12.68% shares of income from the Brookhollow/Stemmons and Perimeter 400 Center office buildings, respectively. Increased real estate tax, common area maintenance and tenant construction reimbursements from tenants at the Brookhollow/Stemmons Office Building resulted in an increase in income for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Proceeds received in connection with the sales of the Orchards Office Building and the Crossings Shopping Center in September 1994 and January 1995, respectively, along with proceeds received in 1994 from the prepayment of the Continental Park and North Morris Estates loans were invested when received and resulted in an increase in interest income on short-term investments during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. Higher interest rates earned on short-term investments also contributed to the increase. A portion of these proceeds were distributed to Limited Partners in April and July 1995.

Decreases in legal and mortgage servicing fees resulted in a decrease in administrative expense during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

During the six months ended June 30, 1995, the Partnership recognized a gain of $717,900 in connection with the sale of the Crossings Shopping Center. See Note 5 of Notes to Financial Statements for additional information.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of June 30, 1995 when compared to December 31, 1994 primarily due to a special distribution from Mortgage Reductions in April 1995. The Partnership generated cash flow from its operating activities primarily as a result of the net interest income earned on its loans receivable, the operations of its properties, and the interest income received on its short-term investments. The payment of administrative costs partially offset this cash flow. The Partnership also generated cash from its investing activities primarily as a result of the sale of the Crossings Shopping Center. The Partnership used cash to fund its financing activities relating primarily to the payment of distributions to the General Partner and Limited Partners and the payment of principal on underlying loans and mortgage notes payable. The Partnership made a special distribution from Mortgage Reductions in July 1995 and has retained cash reserves for anticipated capital requirements at the Partnership's properties.

The Partnership classifies the cash flow performance of its properties as either positive, marginal or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the six months ended June 30, 1995 and 1994, the Candlewyck Apartments and Orchards Shopping Center generated positive cash flow. The Woods Apartments, which was acquired through foreclosure in July 1994, also generated positive cash flow during 1995. The Candlewyck and The Woods apartment complexes and the Orchards Shopping Center have occupancy rates of 97%, 94% and 86%, respectively. The Crossings Shopping Center was sold in January 1995. The Brookhollow/Stemmons and Perimeter 400 Center office complexes, properties in which the Partnership holds minority joint venture interests, generated positive cash flow during the six months ended June 30, 1995 and 1994. Significant leasing costs were incurred at the Brookhollow/Stemmons Office Building during 1994 to lease vacant space and renew existing tenant leases which were scheduled to expire. These costs were not included in classifying the cash flow performance of the property since they are non-recurring expenditures. Had these costs been included, the Brookhollow/ Stemmons Office Building would have operated at a significant deficit for the six months ended June 30, 1994. The General Partner is continuing its efforts to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of any mortgage loans collateralized by its properties, and may refinance or, in certain instances, use Partnership reserves to repay such loans.

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

During February 1995, a plan of reorganization related to the Bannockburn Executive Plaza loan was confirmed by the Bankruptcy Court effective March 1995. Pursuant to the plan, the maturity date of the loan was extended to December 1, 1997 and the loan will continue to bear interest at 14.5% per annum with a pay rate of 9% per annum. The maturity of the underlying loan was also extended to December 1, 1997, and the borrower was required to pay $232,031 directly to the holder of the underlying loan to reduce the principal balance of the loan. In addition, the borrower is required to remit all excess cash flow from property operations on a monthly basis directly to the holder of the underlying loan to further reduce the principal balance of the loan. Excess cash flow of $105,875 was remitted during the second quarter of 1995.

In January 1995, the Partnership sold the Crossings Shopping Center in a cash sale for $2,650,000. The purchaser took title to the property subject to the existing $1,793,760 first mortgage loan. See Note 5 of Notes to Financial Statements for additional information.

In June 1995, the Partnership signed a contract to sell the Candlewyck Apartments. See Item 5. Other Information for additional information.

In August 1995, the borrower of the $16,750,000 Colony Apartments wrap-around loan repaid the loan. The loan matured in July 1995. The Partnership received approximately $8,301,516 which is comprised of the funds advanced on the loan ($6,501,516) and the amount representing the difference between the funds advanced by the Partnership and the outstanding principal balance on the underlying loan in accordance with the original loan terms. In addition, the borrower repaid the underlying mortgage note payable which had a balance of $7,378,155. Allowances in the amount of $1,070,329 were written off in connection with the repayment of the loan at its net carrying value.

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

In July 1995, the Partnership paid $8,534,889 to Limited Partners representing the quarterly distribution for the second quarter of 1995 of $4.00 of Cash Flow per Interest and a special distribution of $31.94 per Interest representing Mortgage Reductions received from the Continental Park loan prepayment as well as other prior loan repayments and property sales. The level of the regular quarterly distribution is consistent with the amount distributed for the first quarter of 1995. The Partnership also paid $79,159 to the General Partner as its distributive share of the Cash Flow distributed for the second quarter of 1995 and $26,386 as its contribution to the Early Investment Incentive Fund. To date, the Partnership has distributed $577.74 per $500 Interest, of which $435.80 represents Cash Flow from operations and $141.94 represents a return of Original Capital.

The Partnership expects to continue making cash distributions from the Cash Flow generated by the receipt of mortgage payments and Cash Flow from property operations, less payments on the underlying loans and administrative expenses. The General Partner believes the Partnership has retained an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

During the six months ended June 30, 1995, the General Partner on behalf of the Partnership used amounts placed in the Early Investment Incentive Fund to repurchase 915 Interests from Limited Partners at a total cost of $273,257.

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

                        BALCOR PENSION INVESTORS - III
                       (An Illinois Limited Partnershp)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

Candlewyck Apartments
---------------------

In 1983, the Partnership funded a $6,265,969 loan collateralized by a wrap-around mortgage on the Candlewyck Apartments. The Partnership obtained title to the property through foreclosure in 1986.

On June 5, 1995, the Partnership contracted to sell the property for a sale price of $10,000,000 to Price Realty Corporation, a Texas corporation. The purchaser deposited $200,000 into an escrow account as earnest money upon signing the contract and deposited an additional $50,000 on July 19, 1995 to extend the closing date to August 31, 1995. The purchaser will receive a $150,000 credit against the purchase price at closing for certain deferred maintenance items. From the proceeds of the sale, the Partnership will pay the outstanding amounts due under the first, second, and third mortgage loans, which will total approximately $3,529,911 at closing, and will pay brokerage commissions of $222,750 to an unaffiliated entity and $100,000 to the purchaser. The General Partner will be reimbursed by the Partnership for its actual expenses incurred in connection with the sale.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible that the sale of the property may not occur.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six month period ended June 30, 1995 is attached hereto.

(99) Agreement of Sale and amendment thereto relating to the contract to sell Candlewyck Apartments.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended June 30, 1995.

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



                              By: /s/Brian D. Parker
                                  ------------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Mortgage Advisors-II, the
                                  General Partner



Date: August 14, 1995
      ----------------------------