Form 10-Q
period 1995-09-30
BALCOR PENSION INVESTORS III
filed 1995-11-09
CIK 357329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                 (UNAUDITED)

                                    ASSETS

                                                   1995           1994
                                              -------------  -------------
Cash and cash equivalents                     $ 20,185,313   $ 18,445,509
Cash and cash equivalents - Early
  Investment Incentive Fund                        122,008         21,171
Escrow deposits                                     92,505        427,562
Escrow deposits - restricted                                      899,929
Accounts and accrued interest receivable           343,754        286,756
Prepaid expenses                                    54,064
Deferred expenses, net of accumulated
  amortization of $37,493 in 1995 and
  $28,120 in 1994                                   24,995         34,368
                                              -------------  -------------
                                                20,822,639     20,115,295
                                              -------------  -------------
Investment in loans receivable:
  Loans receivable - wrap-around
    and first mortgages                         58,286,120     75,491,676
Less:
  Loans payable - underlying mortgages          33,976,577     42,548,988
  Allowance for potential loan losses            3,943,630      5,013,959
                                              -------------  -------------
Net investment in loans receivable              20,365,913     27,928,729

Real estate held for sale                       14,214,705     23,801,567

Investment in joint ventures with affiliates     6,223,346      6,023,084
                                              -------------  -------------
                                                40,803,964     57,753,380
                                              -------------  -------------
                                              $ 61,626,603   $ 77,868,675
                                              =============  =============

                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $     91,888   $    119,483
Due to affiliates                                   31,327        110,862
Other liabilities, principally real estate
  taxes and escrow deposits                        353,190      1,541,327
Security deposits                                   87,755        120,870
Mortgage notes payable                           1,676,601      7,153,074
                                              -------------  -------------
    Total liabilities                            2,240,761      9,045,616
                                              -------------  -------------
Partners' capital (237,476 Limited
  Partnership Interests issued)                 64,698,166     73,437,669
Less Interests held by Early Investment
  Incentive Fund (12,690 at September 30,
  1995 and 10,208 at December 31, 1994)         (5,312,324)    (4,614,610)
                                              -------------  -------------
                                                59,385,842     68,823,059
                                              -------------  -------------
                                              $ 61,626,603   $ 77,868,675
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
           for the nine months ended September 30, 1995 and 1994
                                 (UNAUDITED)

                                                   1995           1994
                                              -------------  -------------
Income:
  Interest on loans receivable                $  5,646,324   $  7,732,045
  Less interest on loans payable -
    underlying mortgages                         2,885,429      3,258,431
                                              -------------  -------------
  Net interest income on loans receivable        2,760,895      4,473,614
  Income from operations of real estate
    held for sale                                1,172,276        615,746
  Participation in income of joint
    ventures with affiliates                       463,530        374,327
  Interest on short-term investments               745,036        344,459
                                              -------------  -------------
      Total income                               5,141,737      5,808,146
                                              -------------  -------------
Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest
    receivable                                                    300,000
  Administrative                                   549,476        669,251
                                              -------------  -------------
      Total expenses                               549,476        969,251
                                              -------------  -------------
Income before gain on sales of
  real estate                                    4,592,261      4,838,895
Gain on sales of real estate                     2,540,646        119,842
                                              -------------  -------------
Net income                                    $  7,132,907   $  4,958,737
                                              =============  =============
Net income allocated to General Partner       $    534,968   $    371,905
                                              =============  =============
Net income allocated to Limited Partners      $  6,597,939   $  4,586,832
                                              =============  =============
Net income per average number of Limited
  Partnership Interests outstanding
  (226,941 in 1995 and 228,870 in 1994)       $      29.07   $      20.04
                                              =============  =============
Distributions to General Partner              $    237,477   $    267,161
                                              =============  =============
Distributions to Limited Partners             $ 15,634,933   $  6,935,238
                                              =============  =============
Distributions per Limited Partnership
  Interest outstanding                        $      68.94   $      30.35
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
             for the quarters ended September 30, 1995 and 1994
                                 (UNAUDITED)

                                                   1995           1994
                                              -------------  -------------
Income:
  Interest on loans receivable                $  1,706,082   $  2,182,554
  Less interest on loans payable -
    underlying mortgages                           861,970      1,028,447
                                              -------------  -------------
  Net interest income on loans receivable          844,112      1,154,107
  Income from operations of real estate
    held for sale                                  121,609         67,279
  Participation in income of joint
    ventures with affiliates                       116,313        122,542
  Interest on short-term investments               229,036        148,262
                                              -------------  -------------
      Total income                               1,311,070      1,492,190
                                              -------------  -------------
Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest
    receivable                                                    300,000
  Administrative                                   176,385        196,045
                                              -------------  -------------
      Total expenses                               176,385        496,045
                                              -------------  -------------
Income before gain on sales of
  real estate                                    1,134,685        996,145
Gain on sale of real estate                      1,822,746        119,842
                                              -------------  -------------
Net income                                    $  2,957,431   $  1,115,987
                                              =============  =============
Net income allocated to General Partner       $    221,807   $     83,699
                                              =============  =============
Net income allocated to Limited Partners      $  2,735,624   $  1,032,288
                                              =============  =============
Net income per average number of Limited
  Partnership Interests outstanding
  (226,319 in 1995 and 228,506 in 1994)       $      12.07   $       4.52
                                              =============  =============
Distribution to General Partner               $     79,159   $     79,159
                                              =============  =============
Distribution to Limited Partners              $  8,135,113   $    912,049
                                              =============  =============
Distribution per Limited Partnership
  Interest outstanding                        $      35.94   $       4.00
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 1995 and 1994
                                  (UNAUDITED)

                                                   1995           1994
                                              -------------  -------------
Operating activities:
  Net income                                  $  7,132,907   $  4,958,737
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sales of real estate              (2,540,646)      (119,842)
      Participation in income of joint
        ventures with affiliates                  (463,530)      (374,327)
      Provision for potential losses on
        loans, real estate and accrued
        interest receivable                                       300,000
      Amortization of deferred expenses              9,373          9,373
      Net change in:
        Escrow deposits                            335,057        (40,925)
        Escrow deposits - restricted               899,929        371,637
        Accounts and accrued interest
          receivable                               (56,998)       388,888
        Prepaid expenses                           (54,064)
        Accounts payable                           (27,595)       (90,485)
        Due to affiliates                          (79,535)        68,971
        Other liabilities                       (1,188,137)      (189,570)
        Security deposits                          (33,115)        56,432
                                              -------------  -------------
  Net cash provided by operating activities      3,933,646      5,338,889
                                              -------------  -------------
Investing activities:
  Capital contributions to joint venture
    partners - affiliates                                         (78,147)
  Distributions from joint venture
    partners - affiliates                          263,268        118,594
  Collection of principal payments on
    loans receivable                             8,335,413      4,900,471
  Additions to real estate                         (60,698)
  Proceeds from sales of real estate            10,856,240      1,200,000
  Costs incurred in connection with sales
    of real estate                                (461,794)       (49,586)
  Costs incurred in connection with real
    estate acquired through foreclosure                           (40,471)
                                              -------------  -------------
  Net cash provided by investing activities     18,932,429      6,050,861
                                              -------------  -------------
Financing activities:
  Distributions to Limited Partners            (15,634,933)    (6,935,238)
  Distributions to General Partner                (237,477)      (267,161)
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund               (100,837)        18,139
  Repurchase of Limited Partnership Interests     (697,714)      (380,431)
  Principal payments on underlying
    loans payable                                 (772,597)      (891,991)
  Repayment of mortgage notes payable           (3,545,699)
  Principal payments on mortgage notes payable    (137,014)    (1,216,029)
                                              -------------  -------------
  Net cash used in financing activities        (21,126,271)    (9,672,711)
                                              -------------  -------------
Net change in cash and cash equivalents          1,739,804      1,717,039
Cash and cash equivalents at beginning of
  period                                        18,445,509     10,156,355
                                              -------------  -------------
Cash and cash equivalents at end of period    $ 20,185,313   $ 11,873,394
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. This reclassification has also been made to the previously reported 1994 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995 and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended September 30, 1995 and 1994, the Partnership incurred and paid interest expense on mortgage notes payable on properties owned by the Partnership of $425,124 and $610,968, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 are:

                                                 Paid
                                        --------------------------
                                        Nine Months     Quarter     Payable
                                        -------------  ----------  ----------
  Mortgage servicing fees                $ 42,197      $ 13,163    $ 3,485
  Reimbursement of expenses to
    the General Partner, at cost          209,363        17,483     27,842


4. Investments in Joint Ventures with Affiliates:

The Partnership owns a 27.5% joint venture interest in the Brookhollow/Stemmons Office Center and a 12.68% joint venture interest in the Perimeter 400 Center Office Building.

The following information has been summarized from the financial statements of the joint ventures:

                                                                1995
                                                          -------------
   Net investment in real estate as of September 30        $34,450,862
   Total liabilities as of September 30                        673,747
   Total income                                              5,833,416
   Net income                                                2,680,418

5.  Sale of Real Estate:

In January and August 1995, the Partnership sold the Crossings Shopping Center and the Candlewyck Apartments in separate all cash sales for $2,650,000 and $10,000,000, respectively. The purchaser of the Crossings Shopping Center took title to the property subject to the existing first mortgage loan which had a balance of $1,793,760. From the proceeds of the Candlewyck sale, the Partnership repaid the outstanding amounts due under the first, second, and third mortgage loans, which totaled $3,545,699. The carrying value of the real estate sold totaled $9,647,560. For financial statement purposes, the Partnership recognized a gain of $2,540,646 from sales of real estate during 1995.

6. Subsequent Event:

In October 1995, the Partnership paid $15,003,737 to Limited Partners representing the regular quarterly distribution of available Cash Flow of $11.00 per Interest for the third quarter of 1995 and $52.18 per Interest representing Mortgage Reductions received from the Colony loan repayment and the Candlewyck Apartments sale.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-III (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $118,738,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-two loans. In addition, proceeds from prior loan repayments were used to fund five additional loans. As of September 30, 1995, six loans remain outstanding in the Partnership's portfolio. In addition, the Partnership was operating two properties held for sale and holds minority joint venture interests in two properties.

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

Operations
----------

Summary of Operations
---------------------

During 1995 and 1994 the Partnership sold two properties and received repayments on three loans. The Partnership also acquired The Woods Apartments through foreclosure in July 1994. The combined effect of these events, especially the recognition of gains on the sales of the properties, resulted in an increase in net income for the nine months and quarter ended September 30, 1995 when compared to 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1994 and 1995 refer to both the quarter and nine months ended September 30, 1995 and 1994.

The repayment of the Colony loan in August 1995, the prepayment of the Continental Park and North Morris Estates loans in June and November 1994, respectively, and the foreclosure of The Woods Apartments in July 1994 resulted in a decrease in net interest income on loans receivable during 1995 as compared to 1994.

The Partnership has two nonaccrual loans at September 30, 1995 which are collateralized by Carmel on Providence Apartments and Bannockburn Executive Plaza. The funds advanced by the Partnership for these two loans total approximately $6,200,000. For nonaccrual loans, income is recorded only as cash payments are received from the borrower. During 1995, the Partnership received cash payments of net interest income totaling approximately $258,000 on the Carmel on Providence loan. The Partnership would have received approximately $221,000 of net interest income under the terms of the original loan agreement. In addition, $416,000 was received on the Bannockburn Executive Plaza loan.

This loan originally matured in January 1994 and was subsequently extended to December 1997.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized a provision for potential losses on its loans and real estate held for sale during the nine months ended September 30, 1994; however, no such provision was recognized during 1995. During the third quarter of 1995, allowances of $1,070,329 related to the Colony loan were written-off in connection with the repayment of the loan.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At September 30, 1995, the Partnership was operating The Woods Apartments and the Orchards Shopping Center. Original funds advanced by the Partnership total approximately $6,678,000 for these real estate investments. The Partnership acquired The Woods Apartments in July 1994, and this property generated income during 1995. In addition, operations improved at the Orchards Shopping Center during 1995 due to increased occupancy levels and decreased interest expense resulting from the paydown of the first mortgage loan in connection with the sale of the Orchards Office Building in September 1994. The combined effect of these events resulted in an increase in income from real estate held for sale during 1995 as compared to 1994. The August 1995 sale of Candlewyck Apartments, which was generating income, partially offset the above increase.

Participation in income of joint ventures with affiliates represents the Partnership's 27.5% and 12.68% shares of income from the Brookhollow/Stemmons and Perimeter 400 Center office buildings, respectively. Increased real estate tax, common area maintenance and tenant construction reimbursements from tenants at the Brookhollow/Stemmons Office Building resulted in an increase in income for the nine months ended September 30, 1995 as compared to the same period in 1994. Leasing and tenant improvement costs incurred in 1995 at Perimeter 400 Center Office Building resulted in a decrease in income for the quarter ended September 30, 1995 as compared to the same period in 1994.

Proceeds received in connection with the 1995 and 1994 loan repayments and property sales were invested when received and resulted in an increase in interest income on short-term investments during 1995 as compared to 1994. Higher interest rates earned on short-term investments also contributed to the increase. Portions of these proceeds were distributed to Limited Partners in April, July, and October of 1995.

Decreases in legal expenses and mortgage servicing fees resulted in a decrease in administrative expenses during 1995 as compared to 1994.

During the nine months ended September 30, 1995, the Partnership recognized gains of $717,900 and $1,822,746 in connection with the sales of the Crossings Shopping Center and the Candlewyck Apartments, respectively. See Note 6 of Notes to Financial Statements for additional information. During the nine months ended September 30, 1994, the Partnership recognized a gain of $119,842 on the sale of the Orchards Office Building.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of September 30, 1995 when compared to December 31, 1994 due to the loan repayment and two property sales during 1995. Special distributions to the Limited Partners were made in April and July 1995. An additional special distribution was made in October 1995 as further described below. The Partnership has retained cash reserves for anticipated capital requirements at the Partnership's properties.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the nine months ended September 30, 1995 and 1994, the Orchards Shopping Center and The Woods Apartments generated positive cash flow. The Crossings Shopping Center, which was sold in January 1995, generated positive cash flow during 1994 and prior to its sale in 1995. However, the Candlewyck Apartments which was sold in August 1995 generated positive cash flow in 1994 and a marginal deficit prior to its sale in 1995. The Brookhollow/Stemmons and Perimeter 400 Center office complexes, properties in which the Partnership holds minority joint venture interests, generated positive cash flow during the nine months ended September 30, 1995 and 1994. Significant leasing costs were incurred at the Brookhollow/Stemmons Office Building during 1994 to lease vacant space and renew existing tenant leases which were scheduled to expire. These costs were not included in classifying the cash flow performance of the property since they are nonrecurring expenditures. Had these costs been included, the Brookhollow/ Stemmons Office Building would have operated at a marginal deficit for the nine months ended September 30, 1994.

As of September 30, 1995 The Woods Apartments and the Orchards Shopping Center have occupancy rates of 97% and 82%, respectively. Many rental markets continue to remain extremely competitive, therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of any mortgage loans collateralized by its properties, and may refinance or, in certain instances, use Partnership reserves to repay such loans.

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

During February 1995, a plan of reorganization related to the Bannockburn Executive Plaza loan was confirmed by the Bankruptcy Court effective March 1995. Pursuant to the plan, the maturity date of the loan was extended to December 1, 1997 and the loan will continue to bear interest at 14.5% per annum with a pay rate of 9% per annum. The maturity of the underlying loan was also extended to December 1, 1997, and the borrower was required to pay $232,031 directly to the holder of the underlying loan to reduce the principal balance of the loan. In addition, the borrower is required to remit all excess cash flow from property operations on a monthly basis directly to the holder of the underlying loan to further reduce the principal balance of the loan. Excess cash flow of $189,628 was remitted during the second and third quarters of 1995.

In January and August 1995, the Partnership sold the Crossings Shopping Center and the Candlewyck Apartments in all cash sales for $2,650,000 and $10,000,000, respectively. The purchaser of the Crossings Shopping Center took title to the property subject to the existing $1,793,760 first mortgage loan. From the proceeds of the Candlewyck sale, the Partnership repaid the outstanding amounts due under the first, second, and third mortgage loans, which totaled $3,545,699. See Note 5 of Notes to Financial Statements for additional information.

In August 1995, the borrower of the $16,750,000 Colony Apartments wrap-around loan repaid the loan. The Partnership received proceeds of approximately $8,301,516 which is comprised of the funds advanced on the loan ($6,501,516) and the amount representing the difference between the funds advanced by the Partnership and the outstanding principal balance on the underlying loan in accordance with the original loan terms. In addition, the borrower repaid the underlying mortgage note payable which had a balance of $7,378,155. Allowances in the amount of $1,070,329 were written off in connection with the repayment of the loan.

In October 1995, the Rivergate Apartments loan matured. The borrower is in the process of obtaining new financing and the loan is expected to be repaid by year-end 1995.

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

In October 1995, the Partnership paid $15,003,737 to Limited Partners representing the quarterly distribution for the third quarter of 1995 of $11.00 of Cash Flow per Interest and a special distribution of $52.18 per Interest representing mortgage reductions received from the Colony loan repayment and the sale of the Candlewyck Apartments. The Partnership also paid $217,686 to the General Partner as its distributive share of the Cash Flow distributed for the third quarter of 1995 and $72,562 as its contribution to the Early Investment Incentive Fund. To date, the Partnership has distributed $640.92 per $500 Interest, of which $446.80 represents Cash Flow from operations and $194.12 represents a return of Original Capital.

The Partnership expects to continue making cash distributions from the Cash Flow generated by the receipt of mortgage payments and Cash Flow from property operations, less payments on the underlying loans and administrative expenses. The General Partner believes the Partnership has retained an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

During the nine months ended September 30, 1995, the General Partner on behalf of the Partnership used amounts placed in the Early Investment Incentive Fund to repurchase 2,482 Interests from Limited Partners at a total cost of $697,714.

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

                        BALCOR PENSION INVESTORS - III
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

Candlewyck Apartments
---------------------

As previously reported, in June 1995 the Partnership contracted to sell Candlewyck Apartments in Dallas, Texas for a sale price of $10,000,000 to Price Realty Corporation. The sale closed on August 23, 1995 on the terms previously disclosed. From the proceeds of the sale, the Partnership paid the outstanding amounts due under the first, second and third mortgage loans which totaled $3,545,699, brokerage commissions of $219,375 to an unaffiliated entity and $100,000 to the purchaser and $62,669 in closing costs. The General Partner is being reimbursed by the Partnership for its actual expenses incurred in connection with the sale.

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

(27) Financial Data Schedule of the Registrant for the nine month period ended September 30, 1995 is attached hereto.

(b) Reports on  form 8-K:   A Current Report  on Form 8-K  dated September  14,
1995, as amended by Form 8-K/A dated October 27, 1995, was filed reporting a change in the Registrant's certifying public accountants.

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



Date: November 8, 1995
      ----------------------------