Form 10-K
period 1995-12-31
BALCOR PENSION INVESTORS III
filed 1996-04-01
CIK 357329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-11129
                       -------

                         BALCOR PENSION INVESTORS-III
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                      36-3164211
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                       60015
- ----------------------------------------             -------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

Item 1. Business
- ----------------

Balcor Pension Investors-III (the "Registrant") is a limited partnership formed in 1982 under the laws of the State of Illinois. The Registrant raised $118,738,000 from sales of Limited Partnership Interests. The Registrant's operations consisted of investment in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Registrant also currently operates two properties acquired through foreclosure, and holds minority joint venture interests in two additional properties. All financial information included in this report relates to this industry segment.

The Registrant originally funded thirty-two loans collateralized by twenty-eight properties. A portion of Mortgage Reductions generated by repayments was reinvested in five additional loans. The remainder was added to working capital reserves. As a result of repayments, foreclosures and wrap-around notes received as a portion of the sale price for three property dispositions, the Registrant has five loans in its portfolio as of December 31, 1995. Eleven properties were acquired through foreclosures and two loans were reclassified to investment in joint ventures with affiliates. The Registrant sold nine of these properties and has two properties and two investments in joint ventures with affiliates in its portfolio as of December 31, 1995. See
Item 2. Properties for additional information.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

Shopping centers are the most troubled asset class in real estate currently. Unlike other asset classes, construction of power shopping centers, those with a preponderance of "big box" retailers, occurred at a brisk pace during the early 1990s, and now a shake-out of retailers is taking place. Retailers posted lackluster sales in 1995, particularly in the latter half of the year, and similar results are expected for 1996. The slight rise in interest rates in 1995 also contributed to low sales growth in interest rate sensitive sectors such as automobiles and home furnishings. Nevertheless, retail properties are particularly unique, and those with strong tenant alignments should better weather the current slowdown. In the long-term, however, retail real estate is also vulnerable to technological changes (e.g. home shopping) which could drastically alter the retail distribution system.

With virtually no new construction over the past few years, the national office market has experienced consistently rising occupancy rates and, recently, rising rental rates. Investor interest has also returned, typically preferring suburban buildings over their downtown counterparts. Except for properties built for a specific tenant, the economic feasibility of new construction in most markets is still several years away. Build-to-suit construction for large companies currently in leased space could restrict office appreciation rates over the next few years. In addition, increased vacancies could result from companies who restructure their workforce in order to reduce their occupancy costs.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result the General Partner is exploring an acceleration of its strategy to sell the Registrant's residential property. Additionally, the General Partner will explore the sale of its commercial properties over the next year if market conditions are favorable.

Activity for the purchase of limited partnership interests ("tender offers") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to Limited Partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

In November 1993, the Registrant placed the Bannockburn Executive Plaza loan in default and the borrower filed for protection under the U.S. Bankruptcy Code. In February 1995, a plan of reorganization related to this loan was confirmed by the Bankruptcy Court. See Item 7. Liquidity and Capital Resources for additional information.

During 1995, the Registrant received repayments on two loans receivable. See
Item 7. Liquidity and Capital Resources for additional information.

During 1995, the Registrant sold two properties. See Item 7. Liquidity and Capital Resources for additional information.

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

The officers and employees of Balcor Mortgage Advisors-II, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
- ------------------

As of December 31, 1995, the Registrant owns the two properties described below:

Location                     Description of Property
- --------                     -----------------------

Loveland, Colorado          * Orchards Shopping Center: a shopping center
                             containing 167,779 square feet located on
                             24.01 acres.

Austin, Texas                The Woods Apartments: a 278-unit apartment
                             complex located on 13 acres.

*   This property is held subject to a mortgage loan.

The Registrant also holds minority joint venture interests in the Brookhollow/Stemmons Office Building located in Dallas, Texas, and the Perimeter 400 Center Office Building located in Fulton County, Georgia. See
Note 9 of Notes to Financial Statements for additional information.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
- -------------------------

Williams class action
- -------------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726 (U.S. District Court, Northern District of Illinois). The Registrant, the General Partner, seven affiliated limited partnerships (together with the Registrant, the "Related Partnerships") and other affiliates are the defendants. The complaint alleges violations of Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests in the Related Partnerships and alleges breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks compensatory and punitive damages. The defendants subsequently filed a counterclaim asserting claims of fraud and breach of warranty against certain plaintiffs, as well as a request for declaratory relief regarding the defendants' rights to be indemnified for their expenses incurred in defending the litigation. The defendants seek to recover for damage to their reputations and business as well as costs and attorneys' fees in defending the claims.

In May 1993, the Court issued an order denying the plaintiffs' motion for class certification based principally on the inadequacy of the individual plaintiffs representing the proposed class. However, the Court gave plaintiffs leave to propose new individual class representatives. Upon the defendants' motion, the Court ordered plaintiffs' counsel to pay $75,000 to the defendants and $25,000 to the Court for costs incurred with the class certification motion, which amounts continue to be outstanding.

In July 1994, the Court granted plaintiffs' motion certifying a class relating to the Federal securities fraud claims. The class certified by the Court includes only the original investors in the Related Partnerships. The defendants filed a motion for reconsideration in opposition to the class certification, which was denied in December 1994. The Court approved the Notice of Class Action in August 1995 which was sent to potential members of the class in September 1995.

The defendants intend to continue vigorously contesting this action. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.


                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital, and Item 7. - Liquidity and Capital Resources, below.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 10,640.

Item 6. Selected Financial Data
- -------------------------------
                                      Year ended December 31,
                   -----------------------------------------------------------
                        1995       1994        1993         1992       1991
                   ----------- ----------- ----------- ----------- -----------
Total income        $7,464,674  $7,904,391  $6,125,896  $6,728,618  $8,254,515
Recovery of losses
  on loans, real
  estate and
  accrued interest
  receivable           756,370        None        None        None       None
Provision for
  losses on loans,
  real estate and
  accrued inter-
  est receivable       756,370     600,000   2,720,000   3,750,000   3,215,500
Income before net
  gains on sales
  of assets          6,001,706   6,379,013   2,541,797   2,166,157   4,458,722
Net income           8,542,352   6,498,855   3,141,300   2,166,157   4,458,722
Net income per
  average number of
  Limited Partner-
  ship Interests
  outstanding            34.90       26.35       12.68        8.72       17.87
Total assets        48,074,826  77,868,675  81,568,277  86,628,240  87,612,905
Mortgage notes
  payable            1,666,291   7,153,074   8,436,279  10,997,864   9,234,008
Distributions per
  Limited Partner-
  ship Interest(A)      132.12       34.35       20.00       22.50       30.00

(A) These amounts include distributions of original capital of $109.12 and $16.85 per Limited Partnership Interest for the years 1995 and 1994, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------
Operations
- ----------

Summary of Operations
- ---------------------

During 1995 and 1994, Balcor Pension Investors-III (the "Partnership") sold two properties and received repayments on four loans. The Partnership also acquired The Woods Apartments through foreclosure in July 1994. The combined effect of these events, especially the recognition of gains on the sales of the properties, resulted in an increase in net income during 1995 as compared to 1994.

The provision for potential losses on loans, real estate and accrued interest receivable was lower during 1994 as compared to 1993. In addition, during 1993, the Partnership recognized its share of a loss provision related to a decline in the fair value of a property in which it holds a minority joint venture interest. The combined effect of these events resulted in an increase in net income during 1994 as compared to 1993. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- ---------------------

The repayment of the Colony Apartments loan in August 1995, the prepayment of the Continental Park and North Morris Estates loans in June and November 1994, respectively, and the foreclosure of The Woods Apartments in July 1994 resulted in a decrease in net interest income on loans receivable during 1995 as compared to 1994.

The Partnership has two non-accrual loans at December 31, 1995 which are collateralized by Carmel on Providence Apartments and Bannockburn Executive Plaza. For non-accrual loans, income is recorded only as cash payments are received from the borrower. The funds advanced by the Partnership for these two loans total approximately $6,200,000, representing approximately 6% of original funds advanced. During 1995, the Partnership received cash payments of net interest income totaling approximately $346,000 on the Carmel on Providence loan. The Partnership would have received approximately $295,000 of net interest income under the terms of the original loan agreement. Of the net interest income received, $48,000 relates to costs incurred by the Partnership prior to the borrower's bankruptcy filing, which have been added to the principal of the loan and which accrue interest, payable by the borrower on a quarterly basis. In addition, $564,000 was received on the Bannockburn Executive Plaza loan in 1995. This loan originally matured in January 1994 but was subsequently extended to December 1997.

Provisions are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. See Note 2(d) of Notes to Financial Statements for further information regarding the Partnership's accounting policies related to the determination of the fair value of its loans and real estate held for sale. The Partnership recognized provisions of $756,370 and $600,000 in 1995 and 1994, respectively, related to certain of its loans. In addition, during 1995, the Partnership recognized recoveries of $756,370 related to certain other loans to provide for changes in the estimate of their fair value. During 1995, allowances of $1,070,329 related to the Colony loan were written off in connection with the repayment of the loan and during 1994 allowances of $3,715,406 related to the Continental Park loan were written off in connection with the repayment of the loan at a discount.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At December 31, 1995, the Partnership was operating The Woods Apartments and the Orchards Shopping Center. Original funds advanced by the Partnership total approximately $6,678,000 for these properties. The Partnership acquired The Woods Apartments in July 1994, and this property generated income during 1995. In addition, operations improved at the Orchards Shopping Center during 1995 due to increased occupancy levels and decreased interest expense resulting from the paydown of the first mortgage loan in connection with the sale of the Orchards Office Building in September 1994. The combined effect of these events resulted in an increase in income from real estate held for sale during 1995 as compared to 1994. The 1995 sales of the Crossings Shopping Center and the Candlewyck Apartments, which were generating income, partially offset the above increase.

Participation in income of joint ventures with affiliates represents the Partnership's 27.5% and 12.68% shares of income from the Brookhollow/Stemmons and Perimeter 400 Center office buildings, respectively. During 1995, the Partnership recognized $247,500 and $84,322 as its share of the recovery of provisions related to the change in the estimates of the fair values of the Brookhollow/Stemmons and Perimeter 400 Center office buildings, respectively, which resulted in an increase in the participation in income during 1995 as compared to 1994. Increased reimbursements from tenants for real estate taxes, common area maintenance and tenant construction at the Brookhollow/Stemmons Office Building also contributed to the increase in income.

Proceeds received in connection with the 1995 and 1994 loan repayments and property sales were invested when received and resulted in an increase in interest income on short-term investments during 1995 as compared to 1994. Higher average interest rates earned on short-term investments also contributed to the increase. Portions of these proceeds were distributed to Limited Partners in 1995 and January 1996.

The Partnership's loans generally bear interest at contractually-fixed interest rates. Some loans also provide for additional interest in the form of participations, usually consisting of either a share in the capital appreciation of the property securing the Partnership's loan and/or a share in the increase of the gross income of the property above a certain level. Participation income was recognized during 1994 in connection with the North Morris Estates and Carmel on Providence loans.

Decreases in legal expenses and reduced mortgage servicing fees due to the repayment of four loans during 1995 and 1994 and the foreclosure of The Woods

Apartments in 1994 resulted in a decrease in administrative expenses during 1995 as compared to 1994.

During 1995, the Partnership recognized gains of $717,900 and $1,822,746 in connection with the sales of the Crossings Shopping Center and the Candlewyck Apartments, respectively. During 1994, the Partnership recognized a gain of $119,842 on the sale of the Orchards Office Building.

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

The Partnership had two non-accrual loans at December 31, 1994 which are collateralized by Carmel on Providence Apartments and Bannockburn Executive Plaza. The funds advanced by the Partnership for these two loans total approximately $6,200,000, representing approximately 6% of original funds advanced. During 1994, the Partnership received cash payments of net interest income totaling approximately $244,000 on the Carmel on Providence loan. The Partnership would have received approximately $288,000 of net interest income under the terms of the original loan agreement. In addition, $585,000 was received on the Bannockburn Executive Plaza loan. This loan originally matured in January 1994 but was subsequently extended to December 1997.

The Partnership recognized a provision of $2,000,000 related to its loans in 1993. In addition, during 1993, the Partnership recognized a provision of $720,000 related to the Partnership's real estate held for sale to provide for changes in the estimate of the fair value of the Riverview Office Building.

At December 31, 1994, the Partnership was operating the Candlewyck and The Woods apartment complexes and the Crossings and Orchards shopping centers. Original funds advanced by the Partnership totaled approximately $14,378,000 for these properties. Operating expenses decreased at the Crossings Shopping Center due to decreased maintenance and repair expense and decreased real estate tax expense resulting from a reduction in the assessed property value. Operating expenses also decreased at the Orchards Shopping Center due to the completion of roof repairs during 1993. In addition, the Partnership acquired The Woods Apartments in July 1994, which generated income. Finally, the Riverview Office Building and the Villa Verde Apartments, which generated income, were sold in September and November 1993, respectively. The combined effect of these events resulted in an increase in income from real estate held for sale during 1994 as compared to 1993.

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

Proceeds were received in 1993 in connection with the settlement of the Kensington loan, the refinancing of the Villa Verde loan and the sales of the Riverview Office Building, Villa Verde Apartments and vacant land adjacent to the Orchards Shopping Center. A portion of these proceeds were distributed in April 1994. The remainder of these proceeds, along with the proceeds received in 1994 from the prepayment of the Continental Park and North Morris Estates loans and the sale of the Orchards Office Building, were invested in short-term interest-bearing instruments. This, along with higher interest rates resulted in an increase in interest income on short-term investments during 1994 as compared to 1993.

Participation income was recognized during 1993 in connection with the Airport III Industrial Park, North Morris Estates and Carmel on Providence loans.

An increase in accounting and portfolio management fees resulted in an increase in administrative expenses during 1994 as compared to 1993. This increase was partially offset by a decrease in legal fees and mortgage servicing fees resulting from the prepayment of the Airport III Industrial Park, Continental Park and North Morris Estates loans and the foreclosure of The Woods Apartments

During 1993, the Partnership recognized a net gain totaling $599,503 on the sales of the vacant land adjacent to the Orchards Shopping Center, the Riverview Office Building and the Villa Verde Apartments.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased as of December 31, 1995 when compared to December 31, 1994 primarily due to special distributions made to Limited Partners in April, July and October 1995. The Partnership generated cash flow totaling approximately $5,256,000 from its operating activities primarily as a result of the net interest income earned on its loans receivable, the operations of its properties, and the interest received on its short-term investments, net of the payment of administrative expenses. The Partnership received funds from investing activities primarily due to the receipt of proceeds of approximately $13,591,000 related to the repayment of the Colony and Rivergate loans and proceeds of approximately $10,394,000 related to the sales of the Crossings Shopping Center and Candlewyck Apartments. The Partnership's financing activities consist of the payment of distributions totaling approximately $30,292,000 to the Partners, the repayment of the mortgage notes payable of approximately $3,546,000 related to the sale of Candlewyck Apartments, repurchases of Limited Partnership Interests at a cost of approximately $1,426,000 and principal payments on underlying loans and mortgage notes payable totaling approximately $1,135,000. The Partnership also made a special distribution to Limited Partners from Mortgage Reductions in January 1996 as described below.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1995 and 1994, the Orchards Shopping Center and The Woods Apartments generated positive cash flow. The Crossings Shopping Center, which was sold in January 1995, generated positive cash flow during 1994 and prior to its sale in 1995. However, the Candlewyck Apartments, which was sold in August 1995, generated positive cash flow in 1994 and a marginal deficit prior to its sale in 1995. The Brookhollow/Stemmons and Perimeter 400 Center office complexes, properties in which the Partnership holds minority joint venture interests, generated positive cash flow during 1995 and 1994.

As of December 31, 1995, The Woods Apartments and the Orchards Shopping Center have occupancy rates of 93% and 83%, respectively. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of the mortgage loan collateralized by one of its properties, and may refinance or, in certain instances, use Partnership reserves to repay the loan.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Partnership's residential property. Additionally, the General Partner will explore the sale of its commercial properties over the next year if market conditions are favorable.

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate. Lower interest rates may increase the probability that borrowers may seek prepayment of the Partnership's loans whereas rising interest rates decrease the yields on the loans and make prepayment less likely.

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

During February 1995, a plan of reorganization related to the Bannockburn Executive Plaza loan was confirmed by the Bankruptcy Court effective March 1995. Pursuant to the plan, the maturity date of the loan was extended to December 1, 1997 and the loan will continue to bear interest at 14.5% per annum with a pay rate of 9% per annum. The maturity of the underlying loan was also extended to December 1, 1997, and the borrower was required to pay $232,031 directly to the holder of the underlying loan to reduce the principal balance of the loan. In addition, the borrower is required to remit all excess cash flow from property operations on a monthly basis directly to the holder of the underlying loan to further reduce the principal balance of the loan. Excess cash flow of $189,628 was remitted to the holder of the underlying loan during 1995.

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

In October 1995, the Rivergate Apartments first mortgage loan matured and in December 1995, the borrower repaid the loan. The Partnership received proceeds of $5,255,154 which represented the outstanding principal balance of the loan.

In January and August 1995, the Partnership sold the Crossings Shopping Center and the Candlewyck Apartments in all cash sales for $2,650,000 and $10,000,000, respectively. The purchaser of the Crossings Shopping Center took title to the property subject to the existing $1,793,760 first mortgage loan. From the proceeds of the Candlewyck sale, the Partnership repaid the outstanding amounts due under the first, second, and third mortgage loans, which totaled $3,545,699. See Note 12 of Notes to Financial Statements for additional information.

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

The Partnership made four distributions totaling $132.12, $34.35 and $20.00 per Interest in 1995, 1994 and 1993, respectively. See Statement of Partners' Capital for additional information. Distributions were comprised of $23.00 of Cash Flow and $109.12 of Mortgage Reductions in 1995 and $17.50 of Cash Flow and $16.85 of Mortgage Reductions in 1994 and $20.00 of Cash Flow in 1993. The distribution of Mortgage Reductions in 1995 and 1994 resulted from loan repayments and property sales. Cash Flow distributions increased between 1995 and 1994 due to the payment of a special distribution of $7.00 per Interest from Cash Flow reserves in October 1995. Cash Flow distributions decreased in 1994 from 1993 due to the loan repayments and property sales.

In January 1996, the Partnership paid $6,402,354 to Limited Partners representing the quarterly distribution for the fourth quarter of 1995 of $4.00 of Cash Flow per Interest and a special distribution of $22.96 per Interest, representing Mortgage Reductions received primarily from the Rivergate loan repayment. The Partnership also paid $79,159 to the General Partner as its distributive share of the Cash Flow distributed for the fourth quarter of 1995 and $26,386 as its contribution to the Early Investment Incentive Fund.

Including the January 1996 distribution, the Partnership has distributed $667.88 per $500 Interest, of which $450.80 represents Cash Flow from operations and $217.08 represents a return of Original Capital.

The Partnership expects to continue making cash distributions from the Cash Flow generated by the receipt of mortgage payments and from property operations, less payments on the underlying loans and administrative expenses. The General Partner believes the Partnership has retained an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

During 1995, the General Partner on behalf of the Partnership used amounts placed in the Early Investment Incentive Fund to repurchase 5,882 Interests from Limited Partners at a total cost of $1,426,239.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for impairment of long lived assets and long lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sale prices depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

On September 14, 1995 the Registrant approved the engagement of Coopers & Lybrand L.L.P. as its independent auditors for the fiscal year ending December 31, 1995 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Registrant effective September 14, 1995. The General Partner of the Registrant approved the change in auditors.

The reports of Ernst & Young LLP on the Registrant's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Registrant's financial statements for each of the two fiscal years ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.


                                   PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-II, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

        TITLE                               OFFICERS
        -----                               --------
Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.



Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a, b) See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 8 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(4) Form of Subscription Agreement, previously filed as Exhibit 4(a) to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 dated May 20, 1982 (Registration Statement No. 2-75938) and as previously filed as
Exhibit 4(a) to Registrant's Registration Statement on Form S-11 dated
November 2, 1982 (Registration No. 2-80123), and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-11129) are incorporated herein by reference.

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Commission File No. 0-11129) is hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K/A dated October 27, 1995, amending the Current Report on Form 8-K dated September 19, 1995 reporting a change in the Registrant's certifying accountant, was filed (Commission File No. 0-11129).

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-III


                         By: /s/Brian D. Parker
                             -------------------------------------
                             Brian D. Parker
                             Senior Vice President, and Chief
                             Financial Officer (Principal Accounting
                             and Financial Officer) of Balcor
                             Mortgage Advisors-II, the General Partner

Date: March 29, 1996
      --------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                      Date
- ----------------------   ------------------------------------------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
/s/Thomas E. Meador      Advisors-II, the General Partner   March 29, 1996
 --------------------                                       --------------
  Thomas E. Meador
                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial
                         Officer) of Balcor Mortgage
/s/Brian D. Parker       Advisors-II, the General Partner   March 29, 1996
- --------------------                                        --------------
Brian D. Parker

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Capital, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Pension Investors-III:

We have audited the accompanying balance sheet of Balcor Pension Investors-III (An Illinois Limited Partnership) as of December 31, 1995 and the related statements of partners' capital, income and expenses, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-III at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                              COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 27, 1996

                        REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Pension Investors-III:

We have audited the accompanying balance sheet of Balcor Pension Investors-III (An Illinois Limited Partnership) as of December 31, 1994 and the related statements of partners' capital, income and expenses, and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-III at December 31, 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.





                                              ERNST & YOUNG LLP


Chicago, Illinois
March 6, 1995

                         BALCOR PENSION INVESTORS-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                   1995           1994
                                              -------------  -------------
Cash and cash equivalents                     $ 11,344,948   $ 18,445,509
Cash and cash equivalents - Early
  Investment Incentive Fund                        302,437         21,171
Escrow deposits                                    127,004        427,562
Escrow deposits - restricted                                      899,929
Accounts and accrued interest receivable           222,417        286,756
Prepaid expenses                                    31,897
Deferred expenses, net of accumulated
  amortization of $40,618 in 1995 and
  $28,120 in 1994                                   21,870         34,368
                                              -------------  -------------
                                                12,050,573     20,115,295
                                              -------------  -------------
Investment in loans receivable:
  Loans receivable - wrap-around
    and first mortgages                         53,030,966     75,491,676

Less:
  Loans payable - underlying mortgages          33,761,548     42,548,988
  Allowance for potential loan losses            3,943,630      5,013,959
                                              -------------  -------------
Net investment in loans receivable              15,325,788     27,928,729

Real estate held for sale                       14,214,705     23,801,567

Investment in joint ventures with affiliates     6,483,760      6,023,084
                                              -------------  -------------
                                                36,024,253     57,753,380
                                              -------------  -------------
                                              $ 48,074,826   $ 77,868,675
                                              =============  =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $    101,455   $    119,483
Due to affiliates                                   36,011        110,862
Other liablilities, principally real
  estate taxes and escrow deposits                 534,113      1,541,327
Security deposits                                   89,848        120,870
Mortgage notes payable                           1,666,291      7,153,074
                                              -------------  -------------
    Total liabilities                            2,427,718      9,045,616
                                              -------------  -------------
Limited Partners' capital (237,476
  Interests issued)                             52,908,205     74,843,430
Less Interests held by Early Investment
  Incentive Fund (16,090 at December 31,1995
  and 10,208 at December 31,1994)               (6,040,849)    (4,614,610)
                                              -------------  -------------
                                                46,867,356     70,228,820
General Partner's deficit                       (1,220,248)    (1,405,761)
                                              -------------  -------------
    Total partners' capital                     45,647,108     68,823,059
                                              -------------  -------------
                                              $ 48,074,826   $ 77,868,675
                                              =============  =============


The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1995, 1994 and 1993

                                  Partners' Capital (Deficit)  Accounts
                               -------------- -------------- -------------
                                                  General       Limited
                                    Total         Partner       Partners
                               -------------- -------------- -------------

Balance at December 31, 1992   $  73,140,058  $  (1,386,661) $ 74,526,719

Repurchase of 956 Limited
  Partnership Interests             (351,782)                    (351,782)
Cash distributions to:
  Limited Partners (A)            (4,584,286)                  (4,584,286)
  General Partner                   (395,792)      (395,792)
Net income for the year
  ended December 31, 1993          3,141,300        235,598     2,905,702
                               -------------- -------------- -------------
Balance at December 31, 1993      70,949,498     (1,546,855)   72,496,353

Repurchase of 1,316 Limited
  Partnership Interests             (434,007)                    (434,007)
Cash distributions to:
  Limited Partners (A)            (7,844,967)                  (7,844,967)
  General Partner                   (346,320)      (346,320)
Net income for the year
  ended December 31, 1994          6,498,855        487,414     6,011,441
                               -------------- -------------- -------------
Balance at December 31, 1994      68,823,059     (1,405,761)   70,228,820

Repurchase of 5,882 Limited
  Partnership Interests           (1,426,239)                  (1,426,239)
Cash distributions to:
  Limited Partners (A)           (29,836,901)                 (29,836,901)
  General Partner                   (455,163)      (455,163)
Net income for the year
  ended December 31, 1995          8,542,352        640,676     7,901,676
                               -------------- -------------- -------------
Balance at December 31, 1995   $  45,647,108  $  (1,220,248) $ 46,867,356
                               ============== ============== =============

(A) Summary of cash distributions paid per Limited Partnership Interest:

                                    1995            1994          1993
                               -------------- -------------- -------------

First Quarter                  $        4.00  $        5.50  $       5.00
Second Quarter                         29.00          20.85          5.00
Third Quarter                          35.94           4.00          5.00
Fourth Quarter                         63.18           4.00          5.00


The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993


                                     1995           1994          1993
                               -------------- -------------- -------------
Income:
  Interest on loans receivable $   7,163,288  $  10,162,922  $ 10,535,990
  Less interest on loans
    payable - underlying
    mortgages                      3,700,302      4,280,261     4,916,217
                               -------------- -------------- -------------
  Net interest income on loans
    receivable                     3,462,986      5,882,661     5,619,773
  Income from operations of
    real estate held for sale      1,478,073        804,434       599,785
  Participation in income
    (loss) of joint ventures
    with affiliates                  859,887        438,608      (482,783)
  Interest on short-term
    investments                      907,358        543,293       283,425
  Participation income                              235,395       105,696
  Recovery of losses on loans,
    real estate and accrued
    interest receivable              756,370
                               -------------- -------------- -------------
      Total income                 7,464,674      7,904,391     6,125,896
                               -------------- -------------- -------------

Expenses:
  Provision for potential
    losses on loans, real
    estate and accrued interest
    receivable                       756,370        600,000     2,720,000
  Administrative                     706,598        925,378       864,099
                               -------------- -------------- -------------
      Total expenses               1,462,968      1,525,378     3,584,099
                               -------------- -------------- -------------

Income before gain on sales
  of real estate                   6,001,706      6,379,013     2,541,797
Gain on sales of real
  estate                           2,540,646        119,842       599,503
                               -------------- -------------- -------------
Net income                     $   8,542,352  $   6,498,855  $  3,141,300
                               ============== ============== =============

Net income allocated to
  General Partner              $     640,676  $     487,414  $    235,598
                               ============== ============== =============
Net income allocated to
  Limited Partners             $   7,901,676  $   6,011,441  $  2,905,702
                               ============== ============== =============
Net income per average number
  of Limited Partnership
  Interests outstanding
  (226,389 in 1995, 228,132 in
  1994 and 229,084 in 1993)    $       34.90  $       26.35  $      12.68
                               ============== ============== =============


The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993


                                     1995           1994          1993
                               -------------- -------------- -------------
Operating activities:
  Net income                   $   8,542,352  $   6,498,855  $  3,141,300
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Gain on sales of
        real estate               (2,540,646)      (119,842)     (599,503)
      Participation in (income)
        loss of joint
        ventures with
        affiliates                  (859,887)      (438,608)      482,783
      Recovery of losses on
        loans, real estate and
        accrued interest
        receivable                  (756,370)
      Provision for potential
        losses on loans, real
        estate and accrued
        interest receivable          756,370        600,000     2,720,000
      Amortization of deferred
        expenses                      12,498         12,498       254,853
      Accrued interest income
        due at maturity                                          (201,260)
      Collection of accrued
        interest income due
        at maturity                                               449,978
      Net change in:
        Escrow deposits              300,558        (52,534)      309,617
        Escrow deposits -
          restricted                 899,929        338,709      (300,814)
        Accounts and accrued
          interest receivable         64,339        203,867       258,361
        Prepaid expenses             (31,897)
        Accounts payable             (18,028)      (103,000)     (628,108)
        Due to affiliates            (74,851)        48,261         7,298
        Other liabilities         (1,007,214)      (178,291)      352,786
        Security deposits            (31,022)        47,120       (39,794)
                               -------------- -------------- -------------
  Net cash provided by
    operating activities           5,256,131      6,857,035     6,207,497
                               -------------- -------------- -------------


The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993
                                  (Continued)

                                     1995           1994          1993
                               -------------- -------------- -------------
Investing activities:
  Capital contributions to
    joint venture partners -
    affiliates                                $     (78,147) $   (316,577)
  Distributions from joint
    venture partners -
    affiliates                 $     399,211        227,855         4,294
  Loan fundings                                                   (12,379)
  Collection of principal
    payments on loans
    receivable                    13,590,567     11,511,219     2,045,070
  Additions to real estate           (60,698)      (256,770)     (107,172)
  Proceeds from sales of
    real estate                   10,856,240      1,200,000     3,736,019
  Costs incurred in connection
    with sales of real estate       (461,794)       (49,586)     (325,277)
  Costs incurred in connection
    with real estate acquired
    through foreclosure                             (40,471)
                               -------------- -------------- -------------
Net cash provided by investing
  activities                      24,323,526     12,514,100     5,023,978
                               -------------- -------------- -------------

Financing activities:
  Distributions to Limited
    Partners                     (29,836,901)    (7,844,967)   (4,584,286)
  Distributions to General
    Partner                         (455,163)      (346,320)     (395,792)
  (Increase) decrease in cash
    and cash equivalents -
    Early Investment
    Incentive Fund                  (281,266)         4,612        54,553
  Payment of deferred expenses                                   (172,580)
  Repurchase of Limited
    Partnership Interests         (1,426,239)      (434,007)     (351,782)
  Principal payments on
    underlying loans payable        (987,626)    (1,178,094)   (1,369,417)
  Repayment of mortgage notes
    payable                       (3,545,699)                  (4,798,550)
  Proceeds from issuance of
    mortgage note payable                                       4,298,400
  Principal payments on
    mortgage notes payable          (147,324)    (1,283,205)     (334,887)
                               -------------- -------------- -------------
  Net cash used in financing
    activities                   (36,680,218)   (11,081,981)   (7,654,341)
                               -------------- -------------- -------------

Net change in cash and cash
  equivalents                     (7,100,561)     8,289,154     3,577,134
Cash and cash equivalents at
  beginning of year               18,445,509     10,156,355     6,579,221
                               -------------- -------------- -------------
Cash and cash equivalents
  at end of year               $  11,344,948  $  18,445,509  $ 10,156,355
                               ============== ============== =============



The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Pension Investors-III is engaged principally in the operation of residential and retail real estate and investment in wrap-around and first mortgage loans located in various markets within the United States.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) The Partnership records wrap-around mortgage loans at the face amount of the mortgage instrument which includes the outstanding indebtedness of the borrower under the terms of the underlying mortgage obligations. The underlying mortgage obligations are recorded as a reduction of the wrap-around mortgage loan and the resulting balance represents the Partnership's net advance to the borrower. The Partnership is responsible for making periodic payments to the underlying mortgage lenders only to the extent that payments as required by the wrap-around mortgage agreement are received by the Partnership from the borrower.

(c) Income on loans is recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest is discontinued when a loan becomes ninety days contractually delinquent or sooner when, in the opinion of the General Partner, an impairment has occurred in the value of the collateral property securing the loan. Income on non-accrual loans or loans which are otherwise not performing in accordance with their terms is recorded on a cash basis.

Various loan agreements provide for participation by the Partnership in increases in value of the collateral property when the loan is repaid or refinanced. In addition, certain loan agreements allow the Partnership to receive a percentage of rental income exceeding a base amount. Participation income is reflected in the accompanying Statements of Income and Expenses when received.

Income from operations of real estate held for sale is reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

(d) Loan losses on mortgage notes receivable are charged to income and an allowance account is established when the General Partner believes the loan balance will not be recovered. The General Partner assesses the collectibility of each loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan. Upon foreclosure, the loan, net of the allowance, is transferred to real estate held for sale after the fair value of the property, less costs of disposal is assessed. Upon the transfer to real estate held for sale, a new basis in the property is established.

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), ("Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of"). Under SFAS 121, the General Partner periodically assesses, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return or by applying a discounted cash flow analysis both of which consider economic and demographic conditions in the market. Changes in the property's fair value is recorded by an adjustment to the property allowance account and is recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value is determined. The General Partner considers the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(e) Investment in joint ventures with affiliates represents the Partnership's percentage interests, under the equity method of accounting, in joint ventures with affiliated partnerships. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of income or loss.

(f) Deferred expenses consist of leasing commissions which are amortized over the life of each respective lease, and financing fees which are amortized over the terms of the respective loan agreements.

(g) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements from operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(h) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(i) The Partnership records repurchases of Interests by the Early Investment Incentive Fund as a reduction of Limited Partners' Capital (see Note 3 of Notes to Financial Statements). Cash and cash equivalents not yet utilized to repurchase Interests, but which are part of the Early Investment Incentive Fund, are classified as restricted assets of the Partnership.

(j) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash and cash equivalents are held or invested primarily in one issuer of commercial paper.

(k) The Partnership is not liable for Federal income taxes as each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(l) Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. This reclassification has also been made to the previously reported 1994 and 1993 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 and 1993 results.

3. Partnership Agreement:

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

Amounts placed in the Early Investment Incentive Fund may, at the sole discretion of the General Partner and subject to certain limitations as set forth in the Partnership Agreement, be used to repurchase Interests from existing Limited Partners. During 1995, 5,882 Interests were repurchased at a cost of $1,426,239. All repurchases of Interests have been made at 95% of the then current valuation of such Limited Partnership Interests at the previous quarter end less any distributions made after the previous quarter end. Distributions of Cash Flow and Mortgage Reductions pertaining to any repurchased Interests are paid to the Early Investment Incentive Fund. To the extent that amounts in the Early Investment Incentive Fund are not utilized to repurchase Interests, such amounts are invested in short-term interest-bearing instruments with earnings thereon credited to this account.

4. Investment in Loans Receivable:

Loans receivable and loans payable at December 31, 1995 consisted of the following:
                                              Loans Receivable
                              -------------------------------------------------
                                           Current  Current  Original   Final
                               Mortgage   Monthly  Interest  Funding  Maturity
  Property                    Balances(A) Payments   Rate     Date      Date
- --------------                ----------- -------- --------  ------- ---------
Wrap-around Mortgages:
Apartments:
Carmel on
  Providence(B)               $ 3,200,000  $ 34,333  12.875%   1982    1997
Pepper Square                   3,300,000    27,500  10.00     1989    1996
Office Buildings:
Bannockburn
  Executive Plaza
  (B)(C)                        8,305,966    75,750   9.00     1982    1997
Seafirst Financial
  Center                       32,425,000   268,955   9.95     1982    1997
Corporate Campus I              5,800,000    44,467   9.20     1988    1998
                              -----------
    Total                     $53,030,966
                              ===========


                                           Loans Payable
                              ---------------------------------------
                              Underlying   Current  Current    Due
                                Mortgage   Monthly  Interest  Date
   Property                     Balances   Payments    Rate    Loan
- --------------                -----------  -------- --------  -------
Apartments:
Carmel on Providence           $1,243,826   $17,777   9.50%    1997
Pepper Square                   1,827,184    19,760   9.25     1996
Office Buildings:
Bannockburn
  Executive Plaza               3,485,138    44,677   9.75     1997
Seafirst Financial
  Center                       24,601,470   231,196   9.75     1997
Corporate Campus I              2,603,930    29,934   9.50     1998
                               -----------
    Total                      $33,761,548
                               ===========

(A) All loans are wrap-around mortgage loans.

(B) This loan is on non-accrual status; therefore income is recorded only as cash payments are received from the borrower.

(C) During February 1995, a plan of reorganization was confirmed by the Bankruptcy Court effective March 1995 which extended the maturity date of this loan and the underlying mortgage loan payable to December 1997. This loan will continue to bear interest at 14.5% per annum with a pay rate of 9% per annum based on the outstanding principal. Unpaid interest will be waived by the Partnership if this loan is repaid on or prior to maturity assuming no previous uncured defaults. In addition, the borrower was required to pay $232,031 directly to the holder of the underlying loan. The borrower is also required to remit all excess cash flow from property operations on a monthly basis directly to the holder of the underlying loan to further reduce the principal balance of the loan. Excess cash flow of $189,628 was remitted to the holder of the underlying loan during 1995.

Loans which have been classified as non-accrual as a result of delinquency or other noncompliance with terms of loan agreements aggregated $11,505,966 and $11,927,625 at December 31, 1995 and 1994, respectively.

Under certain circumstances, the General Partner has entered into negotiations with borrowers which resulted in a reduction of interest rates, periodic payments or the modification of other loan terms. Loans whose monetary terms have been restructured amounted to $38,225,000 at December 31, 1995 and 1994. Non-accrual loans and loans which have been restructured are hereinafter referred to as impaired loans.

Net interest income relating to all of the impaired loans except for The Woods Apartments loan would have been approximately $2,025,000 in 1995, $1,915,000 in 1994 and $3,787,000 in 1993. Net interest income from impaired loans included in the accompanying Statements of Income and Expenses amounted to approximately $2,001,000 ($2,002,000 cash basis) in 1995, $1,958,000 ($1,877,000 cash basis)
in 1994 and $2,375,000 in 1993.

The Woods Apartments loan was placed on non-accrual status in 1988. During May 1992, an extension of the maturity of the loan receivable and underlying loan was completed. The maturity dates were extended to June 1993 and July 1993, respectively. The borrower failed to repay either of the loans and the Partnership obtained title to the property through a non-judicial foreclosure in July 1994. The Partnership received net interest income of approximately $653,000 and $301,000 in 1994 and 1993, respectively.

Impaired loans totaled $49,730,966 and $50,152,625 at December 31, 1995 and 1994, respectively. Impaired loans of $41,425,000 had related allowances for losses of $3,943,630, and the $8,305,966 impaired loan had no allowance for losses in 1995. The impaired loan of $38,225,000 had a related allowance for losses of $3,654,000 in 1994 and $11,927,625 of impaired loans had no allowances for losses in 1994.

The average recorded investments in impaired loans during the years ended December 31, 1995 and December 31, 1994 were approximately $49,942,000 and $60,136,000, respectively.

5. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1995 is described in the table below.

                                  1995          1994          1993
                              ------------  -------------  ------------
  Loans:
   Balance at beginning of
    year                      $5,013,959     $ 8,129,365   $ 8,129,365

   Recovery of provision
    previously charged
    to income                   (756,370)           None          None
   Provision charged to
    income                       756,370         600,000     2,000,000
   Direct write-off
     of loans against
     allowance                (1,070,329)     (3,715,406)   (2,000,000)
                              -------------  ------------  ------------
    Balance at the end of
     the year                 $3,943,630     $ 5,013,959   $ 8,129,365
                              =============  ============  ============

  Real Estate Held for Sale:
   Balance at beginning of
    year                            None            None          None
   Provision charged to
    income                          None            None    $  720,000
   Direct write-off of real
    estate held for sale
    against allowance               None            None      (720,000)
                              ------------  -------------  ------------
    Balance at the end of
     the year                       None            None          None
                              ============  =============  ============

6. Mortgage Notes Payable:

The mortgage notes payable at December 31, 1995 and 1994 consisted of the following:

                     Carrying   Carrying
                     Amounts    Amounts
                     of Notes   of Notes  Current   Current   Final  Estimated
                        at         at     Monthly   Interest Maturity Balloon
    Property         12/31/95   12/31/94  Payments    Rate     Date   Payment
- ----------------    ---------- ---------  --------  --------  ------ ---------
Apartments:
Candlewyck (A)                  $1,313,768
                                 1,065,228
                                 1,274,175
Shopping Centers:
Crossings (B)                    1,793,760
Orchards           $1,666,291    1,706,143  $16,334   9.25%    1997  $1,587,000
                   ----------   ----------

    Total          $1,666,291   $7,153,074
                   ==========   ==========


  (A) In August 1995, this property was sold. See Note 12 of Notes to Financial Statements for additional information.

  (B) In January 1995, this mortgage note payable was assumed by the purchaser in connection with the sale of this property. See Note 12 of Notes to Financial Statements for additional information.

The Partnership's loan described above requires current monthly payments of principal and interest.

Real estate held for sale with an aggregate carrying value of $6,691,000 at December 31, 1995 was pledged as collateral for repayment of the mortgage note.

During the years ended December 31, 1995, 1994 and 1993, the Partnership incurred interest expense on mortgage notes payable of $463,817, $780,047, and $1,531,785, respectively, and paid interest of $463,817, $780,047, and $1,526,182, respectively.

Future annual maturities of the above mortgage note payable are approximately as follows:

                         1996           $   44,000
                         1997            1,622,000


7. Management Agreements:

As of December 31, 1995, both properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts for the residential property and 3% to 6% of gross operating receipts for the commercial property.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees  $ 52,651 $ 2,392 $ 88,396 $ 4,839 $104,581 $ 8,437
Property management fees None None 238,090 None 333,195 18,262 Reimbursement of expenses to the General Partner
  at cost:
   Accounting              61,773   8,041   74,803  30,698   71,203   5,880
   Data processing         23,072   2,369   41,023   9,216   41,726  10,010
   Investor communica-
     tion                  10,247    None   27,664   8,893   20,499   1,693
   Legal                   20,531   2,751   16,094   9,316   14,911   1,231
   Portfolio management   116,877  20,400   84,441  38,103   62,738  16,384
   Other                   12,555      58   26,381   9,797    8,518     704

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $32,357, $46,538, and $31,861 for 1995, 1994 and 1993, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third-party in November 1994.

9. Investments in Joint Ventures with Affiliates:

In 1990 and 1991, the Partnership and certain affiliates acquired title to the Brookhollow/Stemmons and Perimeter 400 Center office buildings, respectively. Profits and losses, all capital contributions and distributions are allocated in accordance with the participants' original funding percentages. The Partnership's sharing percentages for the Brookhollow/Stemmons and Perimeter
400 Center office buildings are 27.5% and 12.68%, respectively. During 1993, the Partnership recognized a loss of $771,873 as its share of the reduction in the carrying values of the properties. During 1995, the Partnership recognized $331,822 as its share of the recoveries of provisions related to the change in the estimates of the fair value of the properties. These amounts are included in the Partnership's participation in income (loss) of joint ventures with affiliates. In addition, during 1995, 1994, and 1993 the Partnership received distributions from these joint ventures totaling $399,111, $227,855, and $4,294, respectively, and made contributions of $78,147 and $316,577 in 1994 and 1993, respectively.

The following information has been summarized from the financial statements of the joint ventures:

                            1995           1994           1993
                         -----------    ----------    ------------
    Net investment in
      real estate as
      of December 31     $36,015,862    $34,174,946    $34,008,955
    Total liabilities
      as of December 31      451,150        391,765        510,366
    Total income           7,588,538      7,319,405      6,834,797
    Net income before
      recovery (provision) 3,052,398      2,733,148      1,295,097
    Recovery (provision)
      for potential loss   1,565,000           None     (3,165,000)
    Net income (loss)      4,617,398      2,733,148     (1,869,903)

10. Real Estate Held for Sale:

The Partnership acquired The Woods Apartments through foreclosure in July 1994. The Partnership recorded the cost of the property at $7,198,171. This amount represented the outstanding loan balance plus accrued interest receivable. In 1994 the Partnership increased the basis of The Woods Apartments by $8,066 for certain receivables, escrows and costs incurred in connection with the foreclosure. At the date of foreclosure, the property was transferred to real estate held for sale at its fair value, net of allowances previously recorded.

11. Discounted Prepayments of Loans Receivable:

(a) In August 1995, the borrower of the $16,750,000 Colony Apartments wrap-around loan repaid the loan. The Partnership received proceeds of approximately $8,301,516 and the borrower repaid the $7,378,155 underlying mortgage loan. The remaining wrap-around loan receivable balance, net of the underlying mortgage payable balance, were written off against the previously established allowance for losses in connection with the prepayment of the loan.

(b) In June 1994, the borrower of the $12,767,949 Continental Park wrap-around loan prepaid the loan at a discount. The Partnership received proceeds of approximately $4,873,085 and the borrower repaid the $4,143,890 underlying mortgage loan. The remaining wrap-around loan receivable balance, net of the underlying mortgage payable balance, and escrow liabilities of $35,568 were written off against the previously established allowance for potential loan losses in connection with the prepayment of the loan.

12. Sale of Real Estate:

The Partnership sold the Crossings Shopping Center and Candlewyck Apartments during 1995, the Orchards Office Building during 1994, and the Villa Verde Apartments, Riverview Office Building and vacant land adjacent to the Orchards Shopping Center during 1993 in separate all cash sales for $12,650,000, $1,200,000 and $8,025,000, respectively. From the proceeds of the Candlewyck Apartments sale, the Partnership paid $3,545,699 to the third party mortgage holders in full satisfaction of the property's mortgage loans. From the proceeds of the 1994 Orchards Office Building sale, the Partnership repaid $1,000,000 of the first mortgage loan. The Partnership continues to own the Orchards Shopping Center. The purchasers of the Crossings Shopping Center and the Villa Verde Apartments took title subject to the existing first mortgage loans which had balances of $1,793,760 and $4,288,981, respectively. The carrying value of the real estate sold during 1995, 1994 and 1993 totaled $9,647,560, $1,030,572 and $7,100,220, respectively. For financial statement purposes, the Partnership recognized net gains of $2,540,646, $119,842 and $599,503 from the sale of the real estate during 1995, 1994 and 1993, respectively.

13. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. While a plaintiff class has been certified, no determination of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership. Management of each of the defendants believes that they have meritorious defenses to contest the claims.

14. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts and accrued interest payable approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1995 for loans receivable and mortgage loans with similar terms and maturities, the fair value of the loans receivable and mortgage notes payable approximates the carrying value.

The fair value for the Partnership's investments in loans receivable and mortgage notes payable was estimated using discounted cash flow analyses. The discount rates were based upon rates at the end of 1995 comparable to those the

Partnership could receive or charge in the commercial real estate lending market with terms and maturities comparable to the Partnership's loans receivable and mortgage notes it presently holds.

15. Subsequent Event:

In January 1996, the Partnership paid $6,402,354 to Limited Partners representing the regular quarterly distribution of available Cash Flow of $4.00 per Interest for the fourth quarter of 1995 and a special distribution of $22.96 per Interest representing Mortgage Reductions received primarily from the Rivergate loan repayment.