Form 10-Q
period 1996-03-31
BALCOR PENSION INVESTORS III
filed 1996-05-14
CIK 357329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                  1996           1995
                                            -------------- ---------------
Cash and cash equivalents                   $   5,755,822  $   11,344,948
Cash and cash equivalents - Early
  Investment Incentive Fund                       772,748         302,437
Escrow deposits                                    92,692         127,004
Accounts and accrued interest receivable          124,023         222,417
Prepaid expenses                                    7,723          31,897
Deferred expenses, net of accumulated
  amortization of $43,742 in 1996 and
  $40,618 in 1995                                  18,746          21,870
                                            -------------- ---------------
                                                6,771,754      12,050,573
                                            -------------- ---------------
Investment in loans receivable:
  Loans receivable - wrap-around
    and first mortgages                        52,998,975      53,030,966

Less:
  Loans payable - underlying mortgages         33,519,390      33,761,548
  Allowance for potential loan losses           3,943,630       3,943,630
                                            -------------- ---------------
Net investment in loans receivable             15,535,955      15,325,788

Real estate held for sale                      14,214,705      14,214,705

Investment in joint ventures with affiliates    6,603,907       6,483,760
                                            -------------- ---------------
                                               36,354,567      36,024,253
                                            -------------- ---------------
                                            $  43,126,321  $   48,074,826
                                            ============== ===============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     180,779  $      101,455
Due to affiliates                                  43,280          36,011
Other liablilities, principally real
  estate taxes and escrow deposits                482,771         534,113
Security deposits                                  87,617          89,848
Mortgage notes payable                          1,655,741       1,666,291
                                            -------------- ---------------
    Total liabilities                           2,450,188       2,427,718
                                            -------------- ---------------
Limited Partners' capital (237,476
  Interests issued)                            47,914,385      52,908,205

Less Interests held by Early Investment
  Incentive Fund (16,090 at March 31, 1996
  and December 31, 1995)                       (6,040,849)     (6,040,849)
                                            -------------- ---------------
                                               41,873,536      46,867,356
General Partner's deficit                      (1,197,403)     (1,220,248)
                                            -------------- ---------------
    Total partners' capital                    40,676,133      45,647,108
                                            -------------- ---------------
                                            $  43,126,321  $   48,074,826
                                            ============== ===============


The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)


                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)


                                                  1996           1995
                                            -------------- ---------------
Income:
  Interest on loans receivable              $   1,367,431  $    1,972,025
  Less interest on loans
    payable - underlying mortgages                819,181       1,017,165
                                            -------------- ---------------
  Net interest income on loans receivable         548,250         954,860

  Income from operations of
    real estate held for sale                     380,734         609,896
  Participation in income
    of joint ventures with affiliates             136,648         128,524
  Interest on short-term investments              100,650         294,255
                                            -------------- ---------------
      Total income                              1,166,282       1,987,535
                                            -------------- ---------------

Expenses:
  Administrative                                   89,558         193,061
                                            -------------- ---------------
      Total expenses                               89,558         193,061
                                            -------------- ---------------
Income before gain on sale of real estate       1,076,724       1,794,474
Gain on sale of real estate                                       717,900
                                            -------------- ---------------
Net income                                  $   1,076,724  $    2,512,374
                                            ============== ===============
Net income allocated to General Partner     $      80,754  $      188,428
                                            ============== ===============
Net income allocated to Limited Partners    $     995,970  $    2,323,946
                                            ============== ===============
Net income per average number of Limited
  Partnership Interests outstanding
  (221,386 in 1996 and 227,268 in 1995)     $        4.50  $        10.23
                                            ============== ===============
Distribution to General Partner             $      79,159  $       79,159
                                            ============== ===============
Distribution to Limited Partners            $   5,968,540  $      909,069
                                            ============== ===============
Distribution per Limited Partnership
  Interests outstanding                     $       26.96  $         4.00
                                            ============== ===============




The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)


                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                  1996           1995
                                            -------------- ---------------
Operating activities:
  Net income                                $   1,076,724  $    2,512,374
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sale of real estate                                (717,900)
      Participation in income of
        joint ventures with affiliates           (136,648)       (128,524)
      Amortization of deferred expenses             3,124           3,124
      Net change in:
        Escrow deposits                            34,312         226,496
        Escrow deposits - restricted                              899,929
        Accounts and accrued
          interest receivable                      98,394          (8,684)
        Prepaid expenses                           24,174
        Accounts payable                           79,324         (31,776)
        Due to affiliates                           7,269          42,357
        Other liabilities                         (51,342)     (1,150,396)
        Security deposits                          (2,231)         (3,184)
                                            -------------- ---------------
  Net cash provided by operating activities     1,133,100       1,643,816
                                            -------------- ---------------
Investing activities:
  Distributions from joint
    venture partners - affiliates                  16,501
  Collection of principal payments
    on loans receivable                                            11,019
  Additions to real estate                                        (20,324)
  Proceeds from sale of real estate                               856,240
  Costs incurred in connection
    with sale of real estate                                      (79,750)
                                            -------------- ---------------
Net cash provided by investing activities          16,501         767,185
                                            -------------- ---------------

Financing activities:
  Distribution to Limited Partners             (5,968,540)       (909,069)
  Distribution to General Partner                 (79,159)        (79,159)
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund              (470,311)        (67,891)
  Principal payments on underlying
    loans payable                                (210,167)       (287,578)
  Principal payments on mortgage
    notes payable                                 (10,550)        (54,950)
                                            -------------- ---------------
  Net cash used in financing activities        (6,738,727)     (1,398,647)
                                            -------------- ---------------

Net change in cash and cash equivalents        (5,589,126)      1,012,354
Cash and cash equivalents at beginning
  of period                                    11,344,948      18,445,509
                                            -------------- ---------------
Cash and cash equivalents at end of period  $   5,755,822  $   19,457,863
                                            ============== ===============


The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996 and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable on properties owned by the Partnership of $38,452 and $139,203, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 are:

                                          Paid        Payable
                                        ---------   ----------
   Mortgage servicing fees               $ 7,103       $ 2,356
   Reimbursement of expenses to
     the General Partner, at cost         12,118        40,924

4. Investments in Joint Ventures with Affiliates:

The Partnership owns a 27.5% joint venture interest in the Brookhollow/Stemmons Office Center and a 12.68% joint venture interest in the Perimeter 400 Center Office Building.

The following information has been summarized from the financial statements of the joint ventures:
                                                              1996
                                                          -------------
   Net investment in real estate as of March 31            $36,015,862
   Total liabilities as of March 31                            464,594
   Total income                                              1,911,401
   Net income                                                  779,955

5. Subsequent Event:

In April 1996, the Partnership paid $949,904 to Limited Partners representing the regular quarterly distribution of available Cash Flow of $4.00 per Interest for the first quarter of 1996.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-III (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $118,738,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-two loans. In addition, proceeds from prior loan repayments were used to fund five additional loans. As of March 31, 1996, five loans remain outstanding in the Partnership's portfolio. In addition, the Partnership owns two properties held for sale and held minority joint venture interests in an additional two properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

During 1995, the Partnership sold two properties and received repayments on two loans. The combined effect of these events, especially the recognition of the gain on the sale of the Crossings Shopping Center, resulted in a decrease in net income for the quarter ended March 31, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

The repayments of the Colony Apartments loan in August 1995 and the Rivergate Apartments loan in December 1995 resulted in a decrease in net interest income on loans receivable during 1996 as compared to 1995.

The Partnership has two loans on non-accrual status at March 31, 1996 which are collateralized by Carmel on Providence Apartments and Bannockburn Executive Plaza. For non-accrual loans, income is recorded only as cash payments are received from the borrower. The funds advanced by the Partnership for these two loans total approximately $6,200,000, representing approximately 6% of original funds advanced. During 1996, the Partnership received cash payments of net interest income totaling approximately $88,000 on the Carmel on Providence loan. The Partnership would have received approximately $74,000 of net interest income under the terms of the original loan agreement. Of the net interest income received, $12,000 relates to costs incurred by the Partnership prior to the borrower's bankruptcy filing, which have been added to the principal of the loan and which accrue interest, payable by the borrower on a quarterly basis.

In addition, approximately $149,000 was received on the Bannockburn Executive Plaza loan. This loan originally matured in January 1994 and was subsequently extended to December 1997.

Provisions are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize any provisions for potential losses related to its loans or real estate held for sale during the quarters ended March 31, 1996 and 1995.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At March 31, 1996, the Partnership was operating The Woods Apartments and the Orchards Shopping Center. Original funds advanced by the Partnership total approximately $6,678,000 for these properties. The Partnership sold the Crossings Shopping Center and the Candlewyck Apartments in 1995, which had been generating income. In addition, rental and service income decreased at the Orchards Shopping Center during 1996 due to decreased occupancy levels. The combined effect of these events resulted in a decrease in income from real estate held for sale during 1996 as compared to 1995. Improved operations at The Woods Apartments resulting from increased rental rates and occupancy levels and decreased repair and maintenance expense due to the completion of structural repairs and clubhouse renovation during 1995 partially offset this decrease.

Proceeds received in connection with the 1994 loan repayments and property sales were invested when received and resulted in a decrease in interest income on short-term investments during 1996 as compared to 1995.

Decreases in legal expenses, accounting fees and portfolio management fees resulted in a decrease in administrative expenses during 1996 as compared to 1995.

During 1995, the Partnership recognized a gain of $717,900 in connection with the sale of the Crossings Shopping Center.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased by approximately $5,589,000 as of March 31, 1996 when compared to December 31, 1995 primarily due to a special distribution made to Limited Partners in January 1996. The Partnership generated cash flow totaling approximately $1,133,000 from its operating activities primarily as a result of the net interest income earned on its loans receivable, the operations of its properties, and the interest received on its short-term investments, net of the payment of administrative expenses. The Partnership's financing activities consisted primarily of the payment of distributions totaling approximately $6,048,000 to the Partners and principal payments on underlying loans and mortgage notes payable totaling approximately $221,000.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments if applicable. During the quarters ended

March 31, 1996 and 1995, the Orchards Shopping Center and The Woods Apartments generated positive cash flow. The Crossings Shopping Center, which was sold in January 1995, generated positive cash flow prior to its sale in 1995 and the Candlewyck Apartments, which was sold in August 1995, generated positive cash flow during the quarter ended March 31, 1995. The Brookhollow/Stemmons and Perimeter 400 Center office complexes, properties in which the Partnership holds minority joint venture interests, also generated positive cash flow during the quarters ended March 31, 1996 and 1995.

As of March 31, 1996, The Woods Apartments and the Orchards Shopping Center have occupancy rates of 89% and 83%, respectively. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of the mortgage loan collateralized by the Orchards Shopping Center, which matures in 1997 and may refinance or use Partnership reserves to repay the loan.

As previously reported, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. Currently, the Partnership is preparing to market its remaining residential property for sale. Additionally, the General Partner may explore the sale of its commercial properties over the next year if market conditions become favorable. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property. In addition, the General Partner considers capital factors and Partnership administrative costs as it pertains to Partnership performance.

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

During February 1995, a plan of reorganization related to the Bannockburn Executive Plaza loan was confirmed by the Bankruptcy Court effective March 1995. Pursuant to the plan, the borrower is required to remit all excess cash flow from property operations on a monthly basis directly to the holder of the underlying loan to further reduce the principal balance of the loan. Excess cash flow of $31,991 was remitted to the holder of the underlying loan during the first quarter of 1996.

Distributions to Limited Partners can be expected to fluctuate for various reasons. Generally, distributions are made from Cash Flow generated by interest and other payments made by borrowers under the Partnership's mortgage loans. Loan prepayments and repayments can initially cause Cash Flow to increase as prepayment premiums and participations are paid; however, thereafter prepayments and repayments will have the effect of reducing Cash Flow. If such proceeds are distributed, Limited Partners will have received a return of capital and the dollar amount of Cash Flow available for distribution thereafter can be expected to decrease. Distribution levels can also vary as loans are placed on nonaccrual status, modified or restructured and, if the Partnership has taken title to properties through foreclosure or otherwise, as a result of property operations.

In April 1996, the Partnership paid $949,904 to Limited Partners representing the quarterly distribution for the first quarter of 1996 of $4.00 of Cash Flow per Interest. The level of the regular quarterly distribution is consistent with the amount distributed for the fourth quarter of 1995. The Partnership also paid $79,159 to the General Partner as its distributive share of the Cash Flow distributed for the first quarter of 1996 and $26,386 as its contribution to the Early Investment Incentive Fund. Including the April 1996 distribution, the Partnership has distributed $671.88 per $500 Interest, of which $454.80 represents Cash Flow from operations and $217.08 represents a return of Original Capital.

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

                        BALCOR PENSION INVESTORS - III
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
- ---------------------------

Paul Williams, et al. vs. Balcor Pension Investors, et al.
- ----------------------------------------------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726 (U.S. District Court, Northern District of Illinois). the Partnership, the General Partner, seven affiliated limited partnerships and other affiliates are the defendants. In July 1994, the Court granted plaintiffs' motion certifying a class relating to Federal securities fraud claims. The Court approved the Notice of Class Action in August 1995 which was sent to potential members of the class in September 1995. Settlement discussions among the parties are currently on-going but no final settlement has been reached. There can be no assurance, however, that such settlement discussions will ultimately be successful.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the quarter ended March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended March 31, 1996.

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



Date:  May 14, 1996
      ----------------------------