Form 10-Q
period 1996-06-30
BALCOR PENSION INVESTORS III
filed 1996-08-14
CIK 357329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                 1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $  6,714,525    $ 11,344,948
Cash and cash equivalents - Early
  Investment Incentive Fund                       696,051         302,437
Escrow deposits                                    57,693         127,004
Accounts and accrued interest receivable          131,011         222,417
Prepaid expenses                                   80,133          31,897
Deferred expenses, net of accumulated
  amortization of $46,866 in 1996 and
  $40,618 in 1995                                  15,622          21,870
                                             -------------   -------------
                                                7,695,035      12,050,573
                                             -------------   -------------
Investment in loans receivable:
  Loans receivable - wrap-around
    and first mortgages                        49,683,696      53,030,966
Less:
  Loans payable - underlying mortgages         31,486,243      33,761,548
  Allowance for potential loan losses           3,943,630       3,943,630
                                             -------------   -------------
Net investment in loans receivable             14,253,823      15,325,788
Real estate held for sale                      14,214,705      14,214,705
Investment in joint ventures with affiliates    6,595,404       6,483,760
                                             -------------   -------------
                                               35,063,932      36,024,253
                                             -------------   -------------
                                             $ 42,758,967    $ 48,074,826
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     94,625    $    101,455
Due to affiliates                                  45,975          36,011
Other liablilities, principally real
  estate taxes and escrow deposits                414,345         534,113
Security deposits                                  89,854          89,848
Mortgage notes payable                          1,644,945       1,666,291
                                             -------------   -------------
    Total liabilities                           2,289,744       2,427,718
                                             -------------   -------------
Limited Partners' capital (237,476
  Interests issued)                            47,915,094      52,908,205
Less Interests held by Early Investment
  Incentive Fund (16,984 at June 30, 1996
  and 16,090 at December 31, 1995)             (6,218,194)     (6,040,849)
                                             -------------   -------------
                                               41,696,900      46,867,356
General Partner's deficit                      (1,227,677)     (1,220,248)
                                             -------------   -------------
    Total partners' capital                    40,469,223      45,647,108
                                             -------------   -------------
                                             $ 42,758,967    $ 48,074,826
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)


                                                 1996            1995
                                             -------------   -------------
Income:
  Interest on loans receivable               $  2,783,314    $  3,940,242
  Less interest on loans
    payable - underlying mortgages              1,604,819       2,023,459
                                             -------------   -------------
  Net interest income on loans receivable       1,178,495       1,916,783

  Income from operations of
    real estate held for sale                     787,327       1,050,667
  Participation in income
    of joint ventures with affiliates             264,908         347,217
  Interest on short-term investments              181,179         516,000
                                             -------------   -------------
      Total income                              2,411,909       3,830,667
                                             -------------   -------------
Expenses:
  Administrative                                  400,051         373,091
                                             -------------   -------------
      Total expenses                              400,051         373,091
                                             -------------   -------------
Income before gain on sale of real estate       2,011,858       3,457,576
Gain on sale of real estate                                       717,900
                                             -------------   -------------
Net income                                   $  2,011,858    $  4,175,476
                                             =============   =============
Net income allocated to General Partner      $    150,889    $    313,161
                                             =============   =============
Net income allocated to Limited Partners     $  1,860,969    $  3,862,315
                                             =============   =============
Net income per average number of Limited
  Partnership Interests outstanding
  (221,381 in 1996 and 227,258 in 1995)      $       8.41    $      17.00
                                             =============   =============
Distributions to General Partner             $    158,318    $    158,318
                                             =============   =============
Distributions to Limited Partners            $  6,854,080    $  7,499,820
                                             =============   =============
Distributions per Limited Partnership
  Interest outstanding                       $      30.96    $      33.00
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                             -------------   -------------
Income:
  Interest on loans receivable               $  1,415,883    $  1,968,217
  Less interest on loans
    payable - underlying mortgages                785,638       1,006,294
                                             -------------   -------------
  Net interest income on loans receivable         630,245         961,923

  Income from operations of
    real estate held for sale                     406,593         440,771
  Participation in income
    of joint ventures with affiliates             128,260         218,693
  Interest on short-term investments               80,529         221,745
                                             -------------   -------------
      Total income                              1,245,627       1,843,132
                                             -------------   -------------
Expenses:
  Administrative                                  310,493         180,030
                                             -------------   -------------
      Total expenses                              310,493         180,030
                                             -------------   -------------
Net income                                   $    935,134    $  1,663,102
                                             =============   =============
Net income allocated to General Partner      $     70,135    $    124,733
                                             =============   =============
Net income allocated to Limited Partners     $    864,999    $  1,538,369
                                             =============   =============
Net income per average number of Limited
  Partnership Interests outstanding
  (221,377 in 1996 and 227,248 in 1995)      $       3.91    $       6.77
                                             =============   =============
Distribution to General Partner              $     79,159    $     79,159
                                             =============   =============
Distribution to Limited Partners             $    885,540    $  6,590,751
                                             =============   =============
Distribution per Limited Partnership
  Interest outstanding                       $       4.00    $      29.00
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         Balcor Pension Investors-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                             -------------   -------------
Operating activities:
  Net income                                 $  2,011,858    $  4,175,476
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sale of real estate                                (717,900)
      Participation in income of
        joint ventures with affiliates           (264,908)       (347,217)
      Amortization of deferred expenses             6,248           6,249
      Net change in:
        Escrow deposits                            69,311         205,829
        Escrow deposits - restricted                              899,929
        Accounts and accrued
          interest receivable                      91,406          69,158
        Prepaid expenses                          (48,236)       (157,264)
        Accounts payable                           (6,830)        (36,084)
        Due to affiliates                           9,964        (100,271)
        Other liabilities                        (119,768)       (998,047)
        Security deposits                               6          (2,563)
                                             -------------   -------------
  Net cash provided by operating activities     1,749,051       2,997,295
                                             -------------   -------------
Investing activities:
  Distributions from joint
    venture partners - affiliates                 153,264          90,730
  Collection of principal payments
    on loans receivable                         1,507,535          22,316
  Additions to real estate                                        (56,633)
  Proceeds from sale of real estate                               856,240
  Costs incurred in connection
    with sale of real estate                                      (79,750)
                                             -------------   -------------
Net cash provided by investing activities       1,660,799         832,903
                                             -------------   -------------
Financing activities:
  Distributions to Limited Partners            (6,854,080)     (7,499,820)
  Distributions to General Partner               (158,318)       (158,318)
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund              (393,614)       (119,879)
  Repurchase of Limited Partnership
    Interests                                    (177,345)       (273,257)
  Principal payments on underlying
    loans payable                                (435,570)       (568,584)
  Principal payments on mortgage
    notes payable                                 (21,346)       (111,192)
                                             -------------   -------------
  Net cash used in financing activities        (8,040,273)     (8,731,050)
                                             -------------   -------------
Net change in cash and cash equivalents        (4,630,423)     (4,900,852)
Cash and cash equivalents at beginning
  of period                                    11,344,948      18,445,509
                                             -------------   -------------
Cash and cash equivalents at end of period   $  6,714,525    $ 13,544,657
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996 and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable on properties owned by the Partnership of $76,658 and $262,913, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:


                                           Paid
                                   -----------------------
                                    Six Months     Quarter      Payable
                                    ------------  ---------    ----------

   Mortgage servicing fees          $    14,169   $  7,066     $   2,355
   Reimbursement of expenses to
     the General Partner, at cost         58,256     46,138        43,620

4. Investments in Joint Ventures with Affiliates:

The Partnership owns a 27.5% joint venture interest in the Brookhollow/Stemmons Office Center and a 12.68% joint venture interest in the Perimeter 400 Center Office Building.

The following information has been summarized from the financial statements of the joint ventures:
                                                              1996
                                                          -------------
   Net investment in real estate as of June 30             $36,015,862
   Total liabilities as of June 30                             590,390
   Total income                                              3,919,144
   Net income                                                1,667,854

5. Contingency:

A proposed settlement has been reached with respect to the class action complaint, Paul Williams and Beverly Kennedy, et al, v. Balcor Pension Investors, et al. between counsel for the Class and counsel for the defendants. A final hearing on the proposed settlement is expected to be held in November 1996. The General Partner does not believe that the proposed settlement will have a material adverse impact on the Partnership.

6. Subsequent Event:

In July 1996, the Partnership paid $2,465,001 to the holders of Limited Partnership Interests representing the regular quarterly distribution of available Cash Flow of $4.00 per Interest for the second quarter of 1996 and special distributions from proceeds received from the Pepper Square loan repayment of $2.50 per Interest from Cash Flow and $3.88 per Interest from Mortgage Reductions.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-III (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $118,738,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-two loans. In addition, proceeds from prior loan repayments were used to fund five additional loans. As of June 30, 1996, four loans remain outstanding in the Partnership's portfolio. In addition, the Partnership owns two properties held for sale and holds minority joint venture interests in an additional two properties.

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

Operations
- ----------

Summary of Operations
- ---------------------

During 1995, the Partnership sold two properties and received repayments on two loans. The combined effect of these events resulted in a decrease in net income during the six months and quarter ended June 30, 1996 as compared to the same periods in 1995. The recognition of the gain on the sale of the Crossings Shopping Center during the first quarter of 1995 also contributed to the decrease in net income for the six months ended June 30, 1996. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

The repayments of the Colony Apartments loan in August 1995 and the Rivergate Apartments loan in December 1995 resulted in a decrease in net interest income on loans receivable during 1996 as compared to 1995.

The Partnership has two loans on non-accrual status at June 30, 1996 which are collateralized by Carmel on Providence Apartments and Bannockburn Executive Plaza. For non-accrual loans, income is recorded only as cash payments are received from the borrower. The funds advanced by the Partnership for these two loans total approximately $6,200,000, representing approximately 6% of original funds advanced. During 1996, the Partnership received cash payments of net interest income totaling approximately $212,000 on the Carmel on Providence loan. The Partnership would have received approximately $148,000 of net interest income under the terms of the original loan agreement. Of the net interest income received, $26,000 relates to costs incurred by the Partnership prior to the borrower's bankruptcy filing, which have been added to the principal of the loan and which accrue interest, payable by the borrower on a quarterly basis. In addition, approximately $301,000 was received on the Bannockburn Executive Plaza loan. This loan originally matured in January 1994 and was subsequently extended to December 1997.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At June 30, 1996, the Partnership was operating The Woods Apartments and the Orchards Shopping Center. Original funds advanced by the Partnership total approximately $6,678,000 for these properties, representing approximately 6% of original funds advanced. The Partnership sold the Crossings Shopping Center and the Candlewyck Apartments in 1995, both of which had been generating income. In addition, rental and service income decreased at the Orchards Shopping Center during 1996 due to decreased occupancy levels. The combined effect of these events resulted in a decrease in income from real estate held for sale during 1996 as compared to 1995. Improved operations at The Woods Apartments resulting from increased rental rates and decreased repair and maintenance expense due to the completion of structural repairs and clubhouse renovation during 1995 partially offset this decrease.

Participation in income of joint ventures with affiliates represents the Partnership's 27.5% and 12.68% shares of income from the Brookhollow/Stemmons and Perimeter 400 Center office buildings, respectively. Decreased rental and service income at the Brookhollow/Stemmons Office Building due to lower occupancy resulted in a decrease in income during 1996 as compared to 1995.

Proceeds received in connection with the 1994 loan repayments and property sales were invested in short-term investments and subsequently distributed to investors in 1995, which resulted in a decrease in interest income on short-term investments during 1996 as compared to 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize any provisions for potential losses related to its loans or real estate held for sale during the six months ended June 30, 1996 and 1995.

The Partnership incurred higher consulting, printing and postage costs in connection with its response to a tender offer during the second quarter of 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

During 1995, the Partnership recognized a gain of $717,900 in connection with the sale of the Crossings Shopping Center.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased by approximately $4,630,000 as of June 30, 1996 when compared to December 31, 1995 primarily due to a special distribution made to Limited Partners in January 1996. The Partnership generated cash flow totaling approximately $1,749,000 from its operating activities primarily as a result of the net interest income earned on its loans receivable, the operations of its properties, and the interest received on its short-term investments, net of the payment of administrative expenses. The Partnership received funds from investing activities primarily due to the receipt of proceeds of approximately $1,508,000 related to the repayment of the Pepper Square loan. The Partnership's financing activities consisted primarily of the payment of distributions totaling approximately $7,012,000 to the Partners and principal payments on underlying loans and mortgage notes payable totaling approximately $457,000. The Partnership also made a special distribution to Limited Partners from Cash Flow and Mortgage Reductions in July 1996 as described below.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments if applicable. The Orchards Shopping Center is the only property that has underlying debt. During the six months ended June 30, 1996 and 1995, the Orchards Shopping Center and The Woods Apartments generated positive cash flow. The Crossings Shopping Center, which was sold in January 1995, generated positive cash flow prior to its sale in 1995 and the Candlewyck Apartments, which was sold in August 1995, generated positive cash flow during the six months ended June 30, 1995. The Brookhollow/Stemmons and Perimeter 400 Center office complexes, properties in which the Partnership holds minority joint venture interests, also generated positive cash flow during the six months ended June 30, 1996 and 1995.

As of June 30, 1996, The Woods Apartments and the Orchards Shopping Center have occupancy rates of 93% and 83%, respectively. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of the mortgage loan collateralized by the Orchards Shopping Center, which matures in 1997 and may refinance or use Partnership reserves to repay the loan.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. Currently, the Partnership is marketing the remaining residential property in its portfolio. Additionally, the General Partner is exploring the sale of its commercial properties. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property.

In June 1996, Heitman/JMB Advisory Corporation, an unaffiliated third party, initiated discussions with the General Partner for a potential sale of all of the remaining properties and the remaining loans of the Partnership. These discussions did not result in any agreement of terms between the parties, and it is unlikely at this time that a sale of the Partnership's assets to them will be consummated. This will not affect the Partnership's strategy as described in the preceding paragraph.

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

During February 1995, a plan of reorganization related to the Bannockburn Executive Plaza loan was confirmed by the Bankruptcy Court effective March 1995. Pursuant to the plan, the borrower is required to remit all excess cash flow from property operations on a monthly basis directly to the holder of the underlying loan to further reduce the principal balance of the loan. Excess cash flow of $47,270 was remitted to the holder of the underlying loan during the six months ended June 30, 1996. The Partnership contracted to sell this loan, along with the Seafirst Financial Center loan in August 1996. See Item 5. Other Information for additional information.

In June 1996, the borrower of the $3,300,000 Pepper Square Apartments wrap-around loan repaid the loan in full. The Partnership received proceeds of $1,507,535, which consisted of the original funds advanced on the loan of $913,765 and equity build-up related to principal payments of $593,770 made by the Partnership on the underlying loan. The funds advanced by the Partnership represents the difference between the original loan receivable balance of $3,300,000 and the original balance of the underlying loan of $2,386,235.

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

In July 1996, the Partnership paid $2,465,001 to the holders of Limited Partnership Interests representing the quarterly distribution for the second quarter of 1996 of $4.00 of Cash Flow per Interest and special distributions from proceeds received from the Pepper Square loan repayment of $2.50 per Interest from Cash Flow and $3.88 per Interest from Mortgage Reductions. The level of the regular quarterly distribution is consistent with the amount distributed for the first quarter of 1996. The Partnership also paid $128,633 to the General Partner as its distributive share of the Cash Flow distributed for the second quarter of 1996 and $42,878 as its contribution to the Early Investment Incentive Fund. Including the July 1996 distribution, the Partnership has distributed $682.26 per $500 Interest, of which $461.30 represents Cash Flow from operations and $220.96 represents a return of Original Capital.

The Partnership expects to continue making cash distributions from the Cash Flow generated by the receipt of mortgage payments and from property operations, less payments on the underlying loans and administrative expenses. The General Partner believes the Partnership has retained an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

During the six months ended June 30, 1996, the General Partner on behalf of the Partnership used amounts placed in the Early Investment Incentive Fund to repurchase 894 Interests from Limited Partners at a total cost of $177,345.

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

                        BALCOR PENSION INVESTORS - III
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

Williams class action
- ---------------------

With respect to the class action complaint, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al. (U.S. District Court, Northern District of Illinois, Case No.: 90 C 0726), the ongoing settlement discussions among the parties have resulted in a proposed settlement between counsel for the Class and counsel for defendants. A draft notice including a description of the terms of the proposed settlement is attached as Exhibit 99. A final hearing to determine the fairness, reasonableness and adequacy of the proposed settlement will be held on November 20, 1996 at 11:00 a.m. Copies of the proposed settlement agreement may be inspected at the office of the Clerk of the Court of the United States District Court for the Northern District of Illinois located at 219 South Dearborn, Chicago, Illinois 60604.

Proposed Class and Derivative Action Lawsuits
- ---------------------------------------------

On May 22, 1996, a proposed class and derivative action complaint was filed, Chipain vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 05299) (the "Chipain Case"), naming the General Partner and the general partners (together, the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together, with the Partnership, the "Affiliated Partnerships") as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

The Walton and Insignia Defendants filed motions to dismiss the complaint, which were granted on June 5, 1996. The plaintiffs filed an amended complaint, which all defendants then moved to dismiss. On June 18, 1996, the court dismissed the complaint in its entirety as to the Walton and Insignia Defendants and as to the Balcor Defendants on all counts on which dismissal was sought.

On June 14, 1996, a second proposed class and derivative action complaint was filed in Chancery Court, Dee vs. Walton Street Capital Acquisition II, LLC (Case No. 96 CH 06283) (the "Dee Case"). On July 1, 1996, a proposed class action complaint was filed in the same court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996. The same day, the plaintiffs in the Chipain Case withdrew their complaint. The Dee/Anderson Case names the Balcor Defendants, the Affiliated Partnerships, and the Walton and Insignia Defendants, as defendants. The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the General Partner's and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs request certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the Balcor Defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5.  Other Information
- --------------------------

Bannockburn Executive Plaza Loan
- --------------------------------

In 1982, the Partnership funded a $5,027,736 loan collateralized by a wrap-around mortgage on the Bannockburn Executive Plaza Office Building, Bannockburn, Illinois, and evidenced by a wrap-around mortgage note in the principal amount of $10,100,000 (the "Loan"). The principal amount of the Loan included the principal amount of an underlying first mortgage loan (the "Underlying Loan") of $5,072,264. Pursuant to the terms of the Loan, the borrower is required to make interest only payments on the Loan through maturity in December 1997, at which time the amount of the Loan, less the outstanding amount of the Underlying Loan, would be due to the Partnership. As of August 1, 1996, the outstanding principal balances of the Loan and the Underlying Loan were approximately $9,583,415 and $3,293,044, respectively.

On August 8, 1996, the Partnership contracted to sell its interest in the Loan to CS First Boston Mortgage Capital Corp. for a sale price equal to 88.63% of the difference between (i) outstanding principal balance of the Loan and (ii) the outstanding principal balance of the Underlying Loan at closing, scheduled for August 22, 1996 ("Closing Date"), which sale price is estimated to be $5,575,000. The purchaser has deposited $266,250 into an escrow account as earnest money with the remainder of the sale price payable in cash at closing. From the proceeds of the sale, the Partnership will pay closing costs and approximately $111,500 to an unaffiliated party as a commission. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the Loan. The General Partner will be reimbursed by the Partnership for actual expenses incurred in connection with the sale.

The Partnership has simultaneously contracted to sell to the purchaser its interest in the loan collateralized by Seafirst Financial Center, as described below, and affiliates of the General Partner have simultaneously contracted to sell their interests in two other loans (together with the Seafirst loan, the "Other Loans") to the purchaser. In the event that the closing of the sale of any of the Other Loans does not occur on the Closing Date or the purchaser terminates the contract for any Other Loan, the sale price of the Loan will be reduced by $250,000. Further, in the event the closing of the sale of the Partnership's interest in the Seafirst loan does not occur for any reason, the agreement for the sale of the Partnership's interest in the Loan will be terminated.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the Loan may not occur.

Seafirst Financial Center Loan
- ------------------------------

In 1982, the Partnership funded a $5,017,310 loan collateralized by a wrap-around mortgage on the Seafirst Financial Center, Spokane, Washington, and evidenced by a wrap-around mortgage note in the principal amount of $32,425,000 (the "Loan"). The principal amount of the Loan included the principal amount of an underlying first mortgage loan (the "Underlying Loan") of $27,407,690. Pursuant to the terms of the Loan, the borrower is required to make interest only payments on the Loan through maturity in November 1997, at which time the amount of the Loan, less the outstanding amount of the Underlying Loan, would be due to the Partnership. As of August 1, 1996, the outstanding principal balances of the Loan and the Underlying Loan were approximately $32,425,000 and $24,376,891, respectively. The amount of deferred interest due under the Loan is approximately $1,976,978.

On August 8, 1996, the Partnership contracted to sell its interest in the Loan to CS First Boston Mortgage Capital Corp. for a sale price equal to 87.21% of the difference between (i) the sum of the outstanding principal balance of the Loan and any deferred interest due under the Loan and (ii) the outstanding principal balance of the Underlying Loan at closing, scheduled for August 22, 1996 ("Closing Date"), which sale price is estimated to be approximately $8,700,000. The purchaser has deposited $420,000 into an escrow account as earnest money with the remainder of the sale price payable in cash at closing. From the proceeds of the sale, the Partnership will pay closing costs and approximately $246,500 to an unaffiliated party as a commission. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the Loan. The General Partner will be reimbursed by the Partnership for actual expenses incurred in connection with the sale.

The Partnership has simultaneously contracted to sell to the purchaser its interest in the loan collateralized by the Bannockburn Executive Center, as described above, and affiliates of the General Partner have simultaneously contracted to sell their interests in two other loans (together with the Bannockburn loan, the "Other Loans") to the purchaser. In the event that the closing of the sale of any of the Other Loans does not occur on the Closing Date or the purchaser terminates the contract for any Other Loan, the sale price of the Loan will be reduced by $300,000. Further, in the event the closing of the sale of the Partnership's interest in the Bannockburn loan does not occur for any reason, the agreement for the sale of the Partnership's interest in the Loan will be terminated.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the Loan may not occur.

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

(10) (i) Purchase and Sale Agreement regarding the sale of the Partnership's interest in the Bannockburn Executive Plaza loan is attached hereto.

(ii) Purchase and Sale Agreement regarding the sale of the Partnership's interest in the Seafirst Financial Center loan is attached hereto.

(27) Financial Data Schedule of the Registrant for the six month period ended June 30, 1996 is attached hereto.

(99) Form of Notice of Proposed Class Action Settlement and Hearing relating to Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

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



Date: August 14, 1996
      ----------------------------