Form 10-Q
period 1996-09-30
BALCOR PENSION INVESTORS III
filed 1996-11-13
CIK 357329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

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

                         BALCOR PENSION INVESTORS III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                 1996            1995
                                            --------------  --------------
Cash and cash equivalents                   $  16,103,461   $  11,344,948
Cash and cash equivalents - Early
  Investment Incentive Fund                       257,480         302,437
Escrow deposits                                    92,100         127,004
Escrow deposits - restricted                      250,000
Accounts and accrued interest receivable          166,189         222,417
Prepaid expenses                                   57,401          31,897
Deferred expenses, net of accumulated
  amortization of $49,991 in 1996 and
  $40,618 in 1995                                  12,497          21,870
                                            --------------  --------------
                                               16,939,128      12,050,573
                                            --------------  --------------
Investment in loans receivable:
  Loans receivable - wrap-around
    and first mortgages                        11,403,262      53,030,966
Less:
  Loans payable - underlying mortgages          4,435,048      33,761,548
  Allowance for potential loan losses             688,000       3,943,630
                                            --------------  --------------
Net investment in loans receivable              6,280,214      15,325,788
Real estate held for sale                      14,214,705      14,214,705
Investment in joint ventures with
  affiliates                                    6,639,903       6,483,760
                                            --------------  --------------
                                               27,134,822      36,024,253
                                            --------------  --------------
                                            $  44,073,950   $  48,074,826
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     157,074   $     101,455
Due to affiliates                                  64,005          36,011
Other liabilities, principally real
  estate taxes and escrow deposits                314,335         534,113
Security deposits                                  88,384          89,848
Mortgage notes payable                          1,633,898       1,666,291
                                            --------------  --------------
    Total liabilities                           2,257,696       2,427,718
                                            --------------  --------------
Limited Partners' capital (237,436 Limited
  Partnership Interests issued)                49,726,984      52,908,205
Less Interests held by Early Investment
  Incentive Fund (20,400 at September 30,
  1996 and 16,090 at December 31, 1995)        (6,886,900)     (6,040,849)

                                            --------------  --------------
                                               42,840,084      46,867,356
General Partner's deficit                      (1,023,830)     (1,220,248)
                                            --------------  --------------
Total partners' capital                        41,816,254      45,647,108
                                            --------------  --------------
                                            $  44,073,950   $  48,074,826
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                            --------------  --------------
Income:
  Interest on loans receivable              $   4,407,482   $   5,646,324
  Less interest on loans
    payable - underlying mortgages              2,137,926       2,885,429
                                            --------------  --------------
  Net interest income on loans receivable       2,269,556       2,760,895
  Income from operations of
    real estate held for sale                   1,191,597       1,172,276
  Participation in income
    of joint ventures with affiliates             434,971         463,530
  Interest on short-term investments              324,075         745,036
  Recovery of losses on loans                   2,787,817
                                            --------------  --------------
      Total income                              7,008,016       5,141,737
                                            --------------  --------------
Expenses:
  Administrative                                  563,093         549,476
                                            --------------  --------------
      Total expenses                              563,093         549,476
                                            --------------  --------------
Income before gain on sales of real estate      6,444,923       4,592,261
Gain on sales of real estate                                    2,540,646
                                            --------------  --------------
Net income                                  $   6,444,923   $   7,132,907
                                            ==============  ==============
Net income allocated to General Partner     $     483,369   $     534,968
                                            ==============  ==============
Net income allocated to Limited Partners    $   5,961,554   $   6,597,939
                                            ==============  ==============
Net income per average number of Limited
  Partnership Interests outstanding
  (221,088 in 1996 and 226,941 in 1995)     $       26.96   $       29.07
                                            ==============  ==============
Distributions to General Partner            $     286,951   $     237,477
                                            ==============  ==============
Distributions to Limited Partners           $   9,142,775   $  15,634,933
                                            ==============  ==============
Distributions per Limited Partnership
  Interest outstanding                      $       41.34   $       68.94
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                            --------------  --------------
Income:
  Interest on loans receivable              $   1,624,168   $   1,706,082
  Less interest on loans
    payable - underlying mortgages                533,107         861,970
                                            --------------  --------------
  Net interest income on loans receivable       1,091,061         844,112
  Income from operations of
    real estate held for sale                     404,270         121,609
  Participation in income
    of joint ventures with affiliates             170,063         116,313
  Interest on short-term investments              142,896         229,036
  Recovery of losses on loans                   2,787,817
                                            --------------  --------------
      Total income                              4,596,107       1,311,070
                                            --------------  --------------
Expenses:
  Administrative                                  163,042         176,385
                                            --------------  --------------
      Total expenses                              163,042         176,385
                                            --------------  --------------
Income before gain on sales of real estate      4,433,065       1,134,685
Gain on sales of real estate                                    1,822,746
                                            --------------  --------------
Net income                                  $   4,433,065   $   2,957,431
                                            ==============  ==============
Net income allocated to General Partner     $     332,480   $     221,807
                                            ==============  ==============
Net income allocated to Limited Partners    $   4,100,585   $   2,735,624
                                            ==============  ==============
Net income per average number of Limited
  Partnership Interests outstanding
  (220,508 in 1996 and 226,319 in 1995)     $       18.60   $       12.07
                                            ==============  ==============
Distributions to General Partner            $     128,633   $      79,159
                                            ==============  ==============
Distributions to Limited Partners           $   2,288,695   $   8,135,113
                                            ==============  ==============
Distributions per Limited Partnership
  Interest outstanding                      $       10.38   $       35.94
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         Balcor Pension Investors-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                            --------------  --------------
Operating activities:
  Net income                                $   6,444,923   $   7,132,907
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Gain on sales of real estate                             (2,540,646)
      Participation in income of
        joint ventures with affiliates           (434,971)       (463,530)
      Recovery of losses on loans              (2,787,817)
      Amortization of deferred expenses             9,373           9,373
      Net change in:
        Escrow deposits                            34,904         335,057
        Escrow deposits - restricted             (250,000)        899,929
        Accounts and accrued
          interest receivable                      56,228         (56,998)
        Prepaid expenses                          (25,504)        (54,064)
        Accounts payable                           55,619         (27,595)
        Due to affiliates                          27,994         (79,535)
        Other liabilities                        (219,778)     (1,188,137)
        Security deposits                          (1,464)        (33,115)
                                            --------------  --------------
  Net cash provided by operating activities     2,909,507       3,933,646
                                            --------------  --------------
Investing activities:
  Distributions from joint
    venture partners - affiliates                 278,828         263,268
  Collection of principal payments
    on loans receivable                         4,362,969       8,335,413
  Additions to real estate                                        (60,698)
  Proceeds from sale of note receivable         8,344,608
  Costs incurred in connection
    with sale of note receivable                 (296,500)
  Proceeds from sales of real estate                           10,856,240
  Costs incurred in connection
    with sales of real estate                                    (461,794)
                                            --------------  --------------
Net cash provided by investing activities      12,689,905      18,932,429
                                            --------------  --------------
Financing activities:
  Distributions to Limited Partners            (9,142,775)    (15,634,933)
  Distributions to General Partner               (286,951)       (237,477)
  Decrease (increase) in cash and cash
    equivalents -  Early Investment
    Incentive Fund                                 44,957        (100,837)
  Repurchase of Limited Partnership
    Interests                                    (846,051)       (697,714)
  Principal payments on underlying
    loans payable                                (577,686)       (772,597)

  Repayment of mortgage notes payable                          (3,545,699)
  Principal payments on mortgage
    notes payable                                 (32,393)       (137,014)
                                            --------------  --------------
  Net cash used in financing activities       (10,840,899)    (21,126,271)
                                            --------------  --------------
Net change in cash and cash equivalents         4,758,513       1,739,804
Cash and cash equivalents at beginning
  of period                                    11,344,948      18,445,509
                                            --------------  --------------
Cash and cash equivalents at end of period  $  16,103,461   $  20,185,313
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996 and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable on properties owned by the Partnership of $114,613 and $425,124, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:

                                           Paid
                                    -----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Mortgage servicing fees              $20,931    $ 6,762      $ 2,336
   Reimbursement of expenses to
     the General Partner, at cost        71,239     12,983       61,669


4. Investments in Joint Ventures with Affiliates:

The Partnership owns a 27.5% joint venture interest in the Brookhollow/Stemmons Office Center and a 12.68% joint venture interest in the Perimeter 400 Center Office Building.

The following information has been summarized from the financial statements of the joint ventures:
                                                              1996
                                                          -------------
   Net investment in real estate as of September 30        $36,015,862
   Total liabilities as of September 30                        711,242
   Total income                                              5,915,666
   Net income                                                2,633,656

5. Discounted Prepayment of Loan Receivable:

In August 1996, the borrower of the $5,800,000 Corporate Campus I Office Building wrap-around loan repaid the loan. The Partnership received proceeds of approximately $2,800,000 and the borrower repaid the $2,532,187 underlying mortgage loan. The remaining wrap-around loan receivable balance of $467,813 was written off against the previously established allowance for losses in connection with the prepayment of the loan.

6. Sale of Loan Receivable:

In August 1996, the Partnership sold its interest in the Seafirst Financial Center loan for $8,344,608. The purchaser acquired the loan receivable subject to the existing underlying mortgage loan in the amount of $24,376,892. From the proceeds of the sale, the Partnership paid $296,500 in selling costs. In addition, the Partnership received $406,426 of previously deferred interest income. For financial statement purposes, the Partnership did not recognize a gain or loss related to the sale of its interest in this loan.

7. Contingency:

A proposed settlement has been reached with respect to the class action complaint, Paul Williams and Beverly Kennedy, et al, v. Balcor Pension Investors, et al. between counsel for the Class and counsel for the defendants. Notice of the proposed settlement terms was sent to class members in September 1996. A final hearing on the proposed settlement is expected to be held in November 1996. The General Partner does not believe that the proposed settlement will have a material adverse impact on the Partnership.

8. Subsequent Events:

(a) In October 1996, the Partnership paid $10,923,898 to the holders of Limited Partnership Interests representing the regular quarterly distribution of available Cash Flow of $4.00 per Interest for the third quarter of 1996 and a special distribution from proceeds received from the Corporate Campus I Office Building loan prepayment and the sale of the Partnership's interest in the Seafirst Financial Center loan of $10.00 per Interest from Cash Flow and $32.00 per Interest from Mortgage Reductions.

(b) In October 1996, the Partnership sold its interest in the Bannockburn Executive Plaza loan for $5,504,780. The purchaser of the loan receivable also acquired the existing underlying mortgage loan in the amount of $3,252,936. From the proceeds of the sale, the Partnership paid $161,500 in selling costs. For financial statement purposes, the Partnership will recognize a gain of $392,954 from the sale of its interest in this loan in the fourth quarter of 1996.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-III (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $118,738,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-two loans. In addition, proceeds from prior loan repayments were used to fund five additional loans. The Partnership received repayments on the Pepper Square Apartments and the Corporate Campus I Office Building loans in June and August 1996, respectively, and sold its interests in the Seafirst Financial Center and Bannockburn Executive Plaza loans in August and October 1996, respectively. Currently, one loan remains outstanding in the Partnership's portfolio. In addition, the Partnership owns two properties held for sale and holds minority joint venture interests in an additional two properties.

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

Operations
----------

Summary of Operations
---------------------

During 1995, the Partnership recognized gains related to the sales of the Crossings Shopping Center and Candlewyck Apartments. In addition, during 1995 and 1996, the Partnership received repayments on four loans and sold its interest in an additional loan. The combined effect of these events resulted in a decrease in net income during the nine months ended September 30, 1996 as compared to the same period in 1995. The recognition of recoveries of losses related to certain of the Partnership's loans during the quarter ended September 30, 1996 partially offset the above decrease and resulted in an increase in net income during the quarter ended September 30, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to the nine months and quarters ended September 30, 1996 and 1995.

The repayments of the Colony Apartments loan in August 1995 and the Rivergate Apartments loan in December 1995 resulted in a decrease in net interest income on loans receivable during the nine months ended September 30, 1996 as compared to the same period in 1995. Deferred interest income received in connection with the August 1996 sale of the Partnership's interest in the Seafirst Financial Center loan was recognized as interest income during the third quarter of 1996. This partially offset the decrease for the nine months and resulted in an increase in net interest income on loans receivable for the quarter ended September 30, 1996 as compared to the same period in 1995.

The Partnership has two loans on non-accrual status at September 30, 1996 which are collateralized by Carmel on Providence Apartments and Bannockburn Executive Plaza. The Bannockburn Executive Plaza loan was subsequently sold in October 1996. For non-accrual loans, income is recorded only as cash payments are received from the borrower. The funds advanced by the Partnership for these two loans total approximately $6,200,000, representing approximately 6% of original funds advanced. During 1996, the Partnership received cash payments of net interest income totaling approximately $266,000 on the Carmel on Providence loan. The Partnership would have received approximately $227,000 of net interest income under the terms of the original loan agreement. Of the net interest income received, $44,000 relates to costs incurred by the Partnership prior to the borrower's bankruptcy filing, which have been added to the principal of the loan and which accrue interest, payable by the borrower on a quarterly basis. In addition, approximately $409,000 was received on the Bannockburn Executive Plaza loan. This loan originally matured in January 1994 and was subsequently extended to December 1997.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At September 30, 1996, the Partnership was operating The Woods Apartments and the Orchards Shopping Center. Original funds advanced by the Partnership total approximately $6,678,000 for these properties, representing approximately 6% of original funds advanced. Operations improved at The Woods Apartments resulting from increased rental rates and decreased repair and maintenance expense due to the completion of structural repairs and exterior painting during 1995. In addition, costs were incurred to repair the parking lot at the Candlewyck Apartments during the third quarter of 1995 in an effort to prepare the property for sale. These events resulted in an increase in income from real estate held for sale during 1996 as compared to 1995. The sale of the Crossings Shopping Center and the Candlewyck Apartments in 1995, both of which had been generating income for the year, and decreased rental and service income at the Orchards Shopping Center during 1996 due to decreased occupancy levels partially offset this increase.

Participation in income of joint ventures with affiliates represents the Partnership's 27.5% and 12.68% shares of income from the Brookhollow/Stemmons and Perimeter 400 Center office buildings, respectively. Decreased rental and service income at the Brookhollow/Stemmons Office Building due to lower average occupancy resulted in a decrease in income during the nine months ended September 30, 1996 as compared to the same period in 1995. However, occupancy improved during the third quarter of 1996 at both the Brookhollow/Stemmons and Perimeter 400 office buildings and resulted in an increase in income during the quarter ended September 30, 1996 as compared to the same period in 1995.

Proceeds received in connection with the 1995 and 1994 loan repayments and property sales were invested in short-term investments and subsequently distributed to Limited Partners in 1995. This, along with lower average interest rates on short-term interest bearing instruments in 1996, resulted in a decrease in interest income on short-term investments during 1996 as compared to 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During the nine months ended September 30, 1996, the Partnership recognized recoveries of $2,787,817 related to the Corporate Campus I Office Building and Seafirst Financial Center loans to provide for changes in the estimate of their fair value. The Partnership did not recognize any provisions for potential losses related to its loans or real estate held for sale during the nine months ended September 30, 1995. During the third quarter of 1996, allowances of $467,813 related to the Corporate Campus I Office Building loan were written off in connection with the prepayment of the loan.

During 1995, the Partnership recognized gains of $717,900 and $1,822,746 in connection with the sales of the Crossings Shopping Center and the Candlewyck Apartments, respectively.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $4,759,000 as of September 30, 1996 when compared to December 31, 1995 primarily due to the proceeds received in connection with the sale of the Partnership's interest in the Seafirst Financial Center loan and the repayment of the Corporate Campus I Office Building loan. The Partnership generated cash flow totaling approximately $2,910,000 from its operating activities primarily as a result of the net interest income earned on its loans receivable, which includes approximately $406,000 of deferred interest income received in connection with the sale of the Partnership's interest in the Seafirst Financial Center loan, the operations of its properties, and the interest received on its short-term investments, net of the payment of administrative expenses. The Partnership received funds from investing activities due primarily to the receipt of proceeds totaling approximately $4,308,000 from the repayment of the Pepper Square Apartments and Corporate Campus I Office Building loans and approximately $8,345,000 from the sale of the Partnership's interest in the Seafirst Financial Center loan. The Partnership's financing activities consisted primarily of the payment of distributions totaling approximately $9,430,000 to the Partners, repurchases of Limited Partnership Interests totaling approximately $846,000 and principal payments on underlying loans and mortgage notes payable totaling approximately $610,000. The Partnership also made a special distribution to Limited Partners from Cash Flow and Mortgage Reductions in October 1996 as described below.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments if applicable. The Orchards Shopping Center is the only property that has underlying debt. During the nine months ended September 30, 1996 and 1995, the Orchards Shopping Center and The Woods Apartments generated positive cash flow. The Crossings Shopping Center, which was sold in January 1995, generated positive cash flow prior to its sale in 1995 and the Candlewyck Apartments, which was sold in August 1995, generated a marginal cash flow deficit prior to its sale in 1995. The Brookhollow/Stemmons and Perimeter 400 Center office complexes, properties in which the Partnership holds minority joint venture interests, also generated positive cash flow during the nine months ended September 30, 1996 and 1995.

As of September 30, 1996, The Woods Apartments and the Orchards Shopping Center have occupancy rates of 94% and 81%, respectively. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of the mortgage loan collateralized by the Orchards Shopping Center, which matures in 1997, and refinance the loan, sell the property prior to the maturity of the loan or use Partnership reserves to repay the loan.

The General Partner believes that the market for multifamily housing and office properties is favorable to sellers of these properties. The Partnership is actively marketing The Woods Apartments for sale. Additionally, the General Partner is marketing the Perimeter 400 Center Office Building for sale, a property in which the Partnership holds a minority joint venture interest. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property. In addition, the General Partner believes the market for the sale of real estate loans has become favorable to the holders of these loans.

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

During February 1995, a plan of reorganization related to the Bannockburn Executive Plaza loan was confirmed by the Bankruptcy Court effective March 1995. Pursuant to the plan, the borrower was required to remit all excess cash flow from property operations on a monthly basis directly to the holder of the underlying loan to further reduce the principal balance of the loan. During October 1996, the Partnership sold its interest in this $8,203,262 loan for $5,504,780. Prior to the sale, excess cash flow of $47,270 was remitted to the holder of the underlying loan during 1996. The purchaser of the loan receivable also acquired the existing underlying mortgage loan in the amount of $3,252,936. From the proceeds of the sale, the Partnership paid $161,500 in selling costs. Pursuant to the terms of the sale, $250,000 of the proceeds is being held in escrow until December 1996. See Note 8 of the Notes to Financial Statements and Item 5. Other Information for additional information.

In June 1996, the borrower of the $3,300,000 Pepper Square Apartments wrap-around loan repaid the loan in full. The Partnership received proceeds of $1,507,535, which consisted of the original funds advanced on the loan of $913,765 and equity buildup related to principal payments of $593,770 made on the underlying loan. The funds advanced by the Partnership represents the difference between the original loan receivable balance of $3,300,000 and the original balance of the underlying loan of $2,386,235.

In August 1996, the borrower of the Corporate Campus I Office Building wrap-around loan repaid the loan at a discount due to the diminished value of the property. The Partnership received proceeds of $2,800,000 and the borrower repaid the $2,532,187 underlying mortgage loan. See Note 5 of Notes to Financial Statements for additional information

In August 1996, the Partnership sold its interest in the Seafirst Financial Center loan for $8,344,608. The purchaser acquired the loan receivable subject to the existing underlying mortgage loan in the amount of $24,376,892. From the proceeds of the sale, the Partnership paid $296,500 in selling costs. In addition, the Partnership received $406,426 of previously deferred interest income. Pursuant to the terms of the sale, $250,000 of the proceeds is being held in escrow until November 1996. The remainder of the proceeds were distributed to the Partners in October 1996. See Note 6 of Notes to Financial Statements and Item 5. Other Information for additional information.

In October 1996, the Partnership paid $10,923,898 to the holders of Limited Partnership Interests representing the regular quarterly distribution for the third quarter of 1996 of $4.00 of Cash Flow per Interest and special distributions from proceeds received from the Corporate Campus I Office Building loan repayment and the sale of the Partnership's interest in the Seafirst Financial Center loan of $10.00 per Interest from Cash Flow and $32.00 per Interest from Mortgage Reductions. The level of the regular quarterly distribution is consistent with the amount distributed for the second quarter of 1996. The Partnership also paid $277,055 to the General Partner as its distributive share of the Cash Flow distributed for the third quarter of 1996 and $92,352 as its contribution to the Early Investment Incentive Fund. Including the October 1996 distribution, the Partnership has distributed $728.26 per $500 Interest, of which $475.30 represents Cash Flow from operations and $252.96 represents a return of Original Capital.

The Partnership expects to continue making cash distributions from the Cash Flow generated by the receipt of mortgage payments and from property operations, less payments on the underlying loans and administrative expenses. The General Partner believes the Partnership has retained an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

During the nine months ended September 30, 1996, the General Partner, on behalf of the Partnership, used amounts placed in the Early Investment Incentive Fund to repurchase 4,310 Interests from Limited Partners at a total cost of $846,051.

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

                        BALCOR PENSION INVESTORS - III
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

Proposed Class and Derivative Action Lawsuits
---------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the same court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims again the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs request certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants have filed motions to dismiss the complaint. The court has not yet ruled on these motions.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the Balcor Defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5.  Other Information
--------------------------

Seafirst Financial Center Loan
-------------------------------

In 1982, the Partnership funded a $5,017,310 loan evidenced by a promissory note in the amount of $32,425,000 and collateralized by a wrap-around mortgage on the Seafirst Financial Center, Spokane, Washington. The principal amount of the loan included the principal amount of an underlying first mortgage loan.
As previously reported, the Partnership contracted to sell the loan to an unaffiliated party, CS First Boston Mortgage Capital Corp., for a sale price equal to 87.21% of the outstanding principal balance of the loan less the outstanding principal balance of the underlying loan as of the closing date. The sale of the loan closed on August 22, 1996. The final sale price was $8,451,034 which includes $406,426 of deferred interest income. The Partnership additionally received a $300,000 premium from the purchaser.

From the proceeds of the sale, the Partnership paid closing costs of $50,000 and $246,500 to an unaffiliated party as a commission. The remaining proceeds were approximately $8,455,000, of which $250,000 is being held in escrow and will be released to the Partnership on November 21, 1996.

Bannockburn Executive Plaza Loan
---------------------------------

In 1982, the Partnership funded a $5,027,736 loan evidenced by a promissory note in the amount of $10,100,000 and collateralized by a wrap-around mortgage on the Bannockburn Executive Plaza, Bannockburn, Illinois. The principal amount of the loan included the principal amount of an underlying first mortgage loan. As previously reported, the Partnership contracted to sell the loan to an unaffiliated party, CS First Boston Mortgage Capital Corp., for a sale price equal to 88.63% of the outstanding principal balance of the loan less the outstanding principal balance of the underlying loan as of the closing date. The sale of the loan closed on October 1, 1996. The final sale price was $5,352,368. The Partnership also received a $250,000 premium from the purchaser. In addition, the purchaser received a credit against the sale price equal to 3% of the outstanding principal balance of the underlying loan, or $97,588.

From the proceeds of the sale, the Partnership paid closing costs of $50,000 and $111,500 to an unaffiliated party as a commission. The remaining proceeds were approximately $5,343,000, of which $250,000 is being held in escrow and will be released to the Partnership on December 31, 1996.



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

(10)(i)(a) Purchase and Sale Agreement regarding the sale of the Partnership's interest in the Bannockburn Executive Plaza loan, previously filed as Exhibit

(10)(i) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

(b) First Amendment to Sale Agreement regarding the sale of the Partnership's interest in the Bannockburn Executive Plaza loan is attached hereto.

(ii) Purchase and Sale Agreement regarding the sale of the Partnership's interest in the Seafirst Financial Center loan, previously filed as Exhibit
(10)(ii) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ended September 30, 1996 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

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


                              By: /s/Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Vice President, and Chief Financial Officer
                                  (Principal Accounting Officer) of Balcor
                                  Mortgage Advisors-II, the General Partner



Date: November 13, 1996
      ----------------------------