Form 10-K
period 1996-12-31
BALCOR PENSION INVESTORS III
filed 1997-03-28
CIK 357329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
OR

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

Item 1. Business
----------------

Balcor Pension Investors-III (the "Registrant") is a limited partnership formed in 1982 under the laws of the State of Illinois. The Registrant raised $118,738,000 from sales of Limited Partnership Interests. The Registrant's operations consisted of investment in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Registrant also currently operates two properties acquired through foreclosure, and holds a minority joint venture interest in one additional property. All financial information included in this report relates to this industry segment.

The Registrant originally funded thirty-two loans collateralized by twenty-eight properties. A portion of Mortgage Reductions generated by repayments was reinvested in five additional loans. The remainder was added to working capital reserves. As a result of repayments, foreclosures and sales of loans, the Registrant has no loans in its portfolio as of December 31, 1996. Eleven properties were acquired through foreclosures and two loans were reclassified to investment in joint ventures with affiliates. The Registrant sold nine of these properties and an investment in joint venture with affiliates. The Registrant currently has two properties and one investment in joint venture with affiliates in its portfolio as of December 31, 1996. See "Item 2. Properties" for additional information.

The Registrant's remaining properties face various levels of competition for retention of their tenants from similar types of properties in the vicinities in which they are located. The Registrant has no plans to change the current use of or to renovate any of its remaining properties.

Real estate values, especially for good quality, well located property, increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost triggering new construction and an increase in capitalization rates.

The investment market for apartments was excellent during 1996 due to a number of factors. Investor interest was strong, driven primarily by institutions, as Real Estate Investment Trusts aggressively expanded their portfolios and pension funds viewed apartments as an attractive asset class due to their perceived low volatility and the emergence of large professional property management companies. Operationally, existing apartment properties registered on a national basis occupancy in the mid 90's and rental rate increases of 3-4% in 1996. While above the rate of inflation, the rate of rental growth in 1996 was below that of the previous two years suggesting that the apartment cycle may have plateaued, especially as the impact of new construction in many areas is being felt. While 1997 is projected to be another solid year, values should begin to level off as capitalization rates move upward continuing a trend which began during the second half of 1996.

The outlook for the retail sector of the investment real estate industry is uncertain for 1997. The retail industry is being simultaneously impacted by a number of factors which are likely to affect values for quite some time. As retailers battle to gain market dominance, tenant bankruptcies have grown. Consolidation among retailers has and is expected to continue to occur. Unlike other asset classes, new construction of power centers went unabated in the early 1990's, creating an oversupply of space including "big box" anchor tenant space. Regional malls, which are not the dominant center in the market, face continued out-migration of retailers to the power centers. Finally shopping patterns continue to shift due to the aging baby boomers, high consumer debt, alternative distribution channels, and the greater emphasis on entertainment. As a result, the capital requirements necessary to maintain a shopping center's competitiveness are all significant, but with uncertain returns. The Registrant believes there is significant risk to holding retail assets for future upside potential.

The Registrant received notice of an unsolicited offer for the purchase of Limited Partnership Interests ("tender offer") on January 1, 1997. The tender offer was made by First Trust Co., L.P. and stated that their primary motive in making the offer is to make a profit from the purchase of the interests. First Trust Co., L.P. is seeking to acquire up to 4.9% of the total interests outstanding in the Registrant.

In addition, a tender offer was made on March 6, 1997 by Madison Partnership Liquidity Investors XX, LLC and stated that their primary motive in making the offer is to make a profit from the purchase of the interests. Madison Partnership Liquidity Investors XX, LLC is seeking to acquire up to 4.9% of the total interests outstanding in the Registrant. The Registrant will incur administrative costs in responding to the tender offers and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what impact these tender offers or any future tender offers will have on the operations or management of the Registrant.

During 1996, the Registrant received a repayment of the Pepper Square Apartments loan receivable and a discounted prepayment of the Corporate Campus I Office Building loan receivable. In addition, the Registrant sold its interest in the Seafirst Financial Center, Bannockburn Executive Plaza and Carmel on Providence Apartments loans receivable. See "Item 7. Liquidity and Capital Resources" for additional information. During December 1996, the General Partner sold the Perimeter 400 Center Office Building, a property in which the Registrant held a minority joint venture interest. Currently, the Partnership has entered into a contract to sell The Woods Apartments for a sale price of $10,300,000. The Registrant is actively marketing the Orchards Shopping Center, the remaining property in its portfolio. In addition, the General Partner is actively marketing the Brookhollow/Stemmons Office Building, in which the Registrant holds a minority joint venture interest. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Registrant for a longer period of time.

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

Item 2. Properties
------------------

As of December 31, 1996, the Registrant owns the two properties described below, both of which are owned in fee simple:

Location                     Description of Property
--------                     -----------------------

Loveland, Colorado            Orchards Shopping Center: a shopping center
                              containing 167,779 square feet located on 24 acres.

Austin, Texas                The Woods Apartments: a 278-unit apartment
                             complex located on 13 acres.

The Registrant also holds a minority joint venture interest in the Brookhollow/Stemmons Office Building located in Dallas, Texas. See Note 10 of Notes to Financial Statements for additional information.

The average occupancy rates and effective average rent per unit for each of the last five years for the residential property owned by the Registrant at December 31, 1996 are described below. Apartment units in this property are rented with leases of one year or less, with no tenant occupying greater than 10% of the property.
                             1996      1995       1994       1993      1992
                           --------- ---------  ---------  --------  --------
The Woods Apartments (1)
  Occupancy rate                 94%       95%       94%       N/A       N/A
  Effective rent                $685      $686      $653       N/A       N/A

(1) The Woods Apartments was acquired through foreclosure in July 1994.

The average occupancy rates and effective average rent per square foot for each of the last five years for the commercial property owned by the Registrant at December 31, 1996 are described below.

                             1996      1995      1994      1993      1992
                           --------- --------- --------- --------- ---------
 Orchards Shopping Center
  Occupancy rate                 81%       83%       91%       81%       87%
  Effective rent               $5.89     $6.22     $6.12     $6.77     $6.18

Information regarding tenants occupying 10% or more of the leasable square feet of the commercial property is provided below.

                                                  Scheduled
                                                    Lease        Lease
                           Square     Base Rent   Expiration     Renewal
Property         Tenant     Feet      Per Annum      Date        Option

Orchards          King      54,600    $191,141      10/2001        Yes
Shopping Center  Soopers
                (Grocery
                  Store)

The Orchards Shopping Center is held subject to a mortgage loan as described in more detail in Note 7 of Notes to Financial Statements.

Real estate taxes incurred in 1996 for the above properties totaled $384,021.

The Federal tax basis of the Registrant's properties totaled $17,152,235 as of December 31, 1996. For Federal income tax purposes, the acquisition costs of the properties are depreciated over 40 years, using the straight-line method. Other minor assets are depreciated over their applicable recovery periods.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

Williams class action
---------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726, U.S. District Court, Northern District of Illinois). The Registrant, the General Partner, seven affiliated limited partnerships (together with the Registrant, the "Related Partnerships") and other affiliates were the defendants. The complaint alleged violations of Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests in the Related Partnerships and alleged breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint sought compensatory and punitive damages.

A settlement of these proceedings was approved by the District Court on November 20, 1996 on the terms previously described in the form of settlement agreement attached as Exhibit 99 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996. Distributions to be paid pursuant to the settlement were paid in February 1997. All proceedings relating to this matter are now dismissed.

Proposed Class and Derivative Action Lawsuits
----------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the Chancery Court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims again the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs requested certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants filed motions to dismiss the complaint. On January 7, 1997, the Chancery Court denied the plaintiffs' motion for leave to amend the complaint and dismissed the matter with prejudice.

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 9,795.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                   -----------------------------------------------------------
                        1996       1995        1994         1993      1992
                   ----------- ----------- ----------- ----------- -----------
Total income       $9,867,879  $7,464,674  $7,904,391   $6,125,896   $6,728,618
Recovery of losses
  on loans and
  accrued interest
  receivable         3,475,817    756,370        None         None         None
Provision for
  losses on loans
  and accrued inter-
  est receivable         None     756,370     600,000    2,720,000    3,750,000
Income before net
 gain on sales of
  assets            9,170,726   6,001,706   6,379,013    2,541,797    2,166,157
Net income         10,489,409   8,542,352   6,498,855    3,141,300    2,166,157
Net income per
  average number of
  Limited Partner-
  ship Interests
  outstanding           35.60       34.90       26.35        12.68         8.72
Total assets       37,934,990  48,074,826  77,868,675   81,568,277   86,628,240
Mortgage notes
  payable           1,622,593   1,666,291   7,153,074    8,436,279   10,997,864
Distributions per
  Limited Partner-
  ship Interest(A)      87.34      132.12       34.35        20.00        22.50

(A) These amounts include distributions of Original Capital of $58.84, $109.12 and $16.85 per Limited Partnership Interest for the years 1996, 1995 and 1994, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------
Operations
----------

Summary of Operations
---------------------

During 1996, Balcor Pension Investors-III (the "Partnership") recognized a recovery of losses related to certain of the Partnership's loans. The Partnership also recognized a gain on the sale of two loans and a gain related to the sale of its interest in a minority joint venture with affiliates. The combined effect of these events resulted in an increase in net income during 1996 as compared to 1995. During 1995, the Partnership recognized gains related to the sales of two properties, which partially offset the above increase and contributed to the increase in net income during 1995 as compared to 1994. During 1995 and 1994, the Partnership received repayments on a total of four loans. The Partnership also acquired The Woods Apartments through foreclosure in July 1994. The combined effect of these events, resulted in an increase in net income during 1995 as compared to 1994. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

The repayments and sales of five loans during 1996 and two loans during 1995 resulted in a decrease of approximately $1,473,000 in net interest income on loans receivable during 1996 as compared to 1995. Deferred interest income of approximately $406,000 received in connection with the 1996 sale of the Partnership's interest in the Seafirst Financial Center loan was recognized as interest income and partially offset the decrease in net interest income on loans receivable due to the repayments and sales.

The Partnership had two loans on nonaccrual status at December 31, 1995 which were collateralized by Carmel on Providence Apartments and Bannockburn Executive Plaza. Both of these loans were sold in 1996. For nonaccrual loans, income was recorded only as cash payments were received from the borrower. The funds advanced by the Partnership for these two loans totaled approximately $6,200,000, representing approximately 6% of original funds advanced. During 1996, the Partnership received cash payments of net interest income totaling approximately $384,000 on the Carmel on Providence loan. The Partnership would have received approximately $330,000 of net interest income under the terms of the original loan agreement. Of the net interest income received, $54,000 relates to costs incurred by the Partnership prior to the borrower's bankruptcy filing, which have been added to the principal of the loan and which accrued interest, payable by the borrower on a quarterly basis. In addition, approximately $457,000 was received on the Bannockburn Executive Plaza loan. This loan originally matured in January 1994 and was subsequently extended to December 1997.

Operations of real estate held for sale represent the net operations of the properties acquired by the Partnership through foreclosure. At December 31, 1996, the Partnership was operating The Woods Apartments and the Orchards Shopping Center. Original funds advanced by the Partnership total approximately $6,678,000 for these two properties, representing approximately 6% of original funds advanced. The sale of the Crossings Shopping Center and the Candlewyck Apartments in 1995, both of which had been generating income for the year, and decreased rental and service income at the Orchards Shopping Center during 1996, resulted in a decrease of approximately $217,000 in income from real estate held for sale during 1996 as compared to 1995. Improved operations at the Woods Apartments of approximately $202,000 resulting primarily from increased rental rates and decreased repair and maintenance expenses due to the completion of structural repairs and exterior painting during 1995, substantially offset this decrease.

Participation in income of joint ventures with affiliates represents the Partnership's 27.5% and 12.68% shares of income from the Brookhollow/Stemmons and Perimeter 400 Center office buildings, respectively. In December 1996, the joint venture sold the Perimeter 400 Center Office Building and the Partnership recognized its share of the gain on sale. This was the primary reason for the increase in participation in income of joint ventures with affiliates during 1996 as compared to 1995.

Proceeds received in connection with the 1995 and 1994 loan repayments and property sales were invested in short-term investments and subsequently distributed to Limited Partners in 1995 and January 1996. This, along with lower average interest rates on short-term interest bearing instruments in 1996, resulted in a decrease in interest income on short-term investments during 1996 as compared to 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize any provisions for potential losses related to its loans or real estate held for sale during 1996. During 1995, the Partnership recognized provisions of $756,370 related to one of its loans. During 1996 and 1995, the Partnership recognized recoveries of $3,475,817 and $756,370 related to its loans. In addition, allowances of $467,813 related to the Corporate Campus I Office Building loan were written off in connection with the loan repayment during 1996. Allowances of $1,070,329 related to the Colony loan were written off in connection with the repayment during 1995.

During 1995, the Partnership incurred legal, consulting, printing and postage costs in connection with its response to a tender offer. As a result, administrative expenses decreased by approximately $164,000 during 1996 as compared to 1995. The Partnership incurred legal, consulting, printing and postage costs of approximately $155,000 in connection with its response to 1996 tender offers, which substantially offset the decrease.

During 1996, the Partnership recognized gains of $392,954 and $925,729 in connection with the sales of its interests in the Bannockburn Executive Plaza and Carmel on Providence Apartments loans, respectively.

During 1995, the Partnership recognized gains of $717,900 and $1,822,746 in connection with the sales of the Crossings Shopping Center and the Candlewyck Apartments, respectively.

1995 Compared to 1994
---------------------

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

The Partnership recognized provisions of $600,000 in 1994 related to certain of its loans. In addition, during 1994, allowances of $3,715,406 related to the Continental Park loan were written off in connection with the repayment of the loan at a discount.

At December 31, 1995, the Partnership was operating The Woods Apartments and the Orchards Shopping Center. The Partnership acquired The Woods Apartments in July 1994, and this property generated income during 1995. In addition, operations improved at the Orchards Shopping Center during 1995 primarily due to increased occupancy levels and decreased interest expense resulting from the paydown of the first mortgage loan in connection with the sale of the Orchards Office Building in September 1994. The combined effect of these events resulted in an increase in income from real estate held for sale of approximately $875,000 during 1995 as compared to 1994. The 1995 sales of the Crossings Shopping Center and the Candlewyck Apartments, which were generating income, partially offset the above increase by approximately $201,000.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of December 31, 1996 increased by approximately $7,700,000 when compared to December 31, 1995 primarily due to the proceeds received from the sale of the Bannockburn Executive Plaza loan and the Perimeter 400 Office Building, in which the Partnership held a minority joint venture interest. The Partnership generated cash flow totaling approximately $3,891,000 from its operating activities primarily as a result of the net interest income earned on its loans receivable, which includes approximately $406,000 of deferred interest income received in connection with the sale of the Partnership's interest in the Seafirst Financial Center loan, the operations of its properties, and the interest received on its short-term investments, net of the payment of administrative expenses. The Partnership received funds from investing activities due primarily to the receipt of proceeds totaling approximately $4,308,000 from the repayment of the Pepper Square Apartments and Corporate Campus I Office Building loans and approximately $16,948,000 from the sale of the Partnership's interests in an additional three loans, less closing costs of approximately $588,000. The Partnership also received approximately $5,263,000 in distributions from joint venture partners primarily representing the Partnership's share of proceeds from the sale of the Perimeter 400 Office Building. The Partnership's financing activities consisted primarily of the payment of distributions totaling approximately $19,693,000 to the Partners, repurchases of Limited Partnership Interests totaling approximately $984,000, an increase in restricted cash and cash equivalents of approximately $854,000 in the Early Investment Incentive Fund and principal payments on underlying loans and mortgage notes payable totaling approximately $646,000. In addition, in January 1997, the Partnership made a special distribution of $9,499,042 to Limited Partners from Mortgage Reductions as described below.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the properties' revenue receipts less property related expenditures, which include debt service payments. The Orchards Shopping Center is the only property that has underlying debt. During 1996 and 1995, all of the Partnership's remaining properties, including The Brookhollow/Stemmons Office Building, in which the Partnership holds a minority joint venture interest, generated positive cash flow. The Perimeter 400 Center Office Building, in which the Partnership held a minority joint venture interest, was sold in December 1996 and generated positive cash flow during 1995 and prior to its sale in 1996. In addition, the Crossings Shopping Center and the Candlewyck Apartments, which were sold in January and August 1995, generated positive cash flow and a marginal cash flow deficit, respectively, prior to their sales. As of December 31, 1996, The Woods Apartments and the Orchards Shopping Center had occupancy rates of 91% and 83%, respectively.

Currently, the Partnership has entered into a contract to sell The Woods Apartments for a sale price of $10,300,000. The Partnership is actively marketing the Orchards Shopping Center, the remaining property in its portfolio. The Partnership will also examine the terms of the mortgage loan collateralized by the Orchards Shopping Center, which matures in October 1997, and may use Partnership reserves to repay the loan if the Partnership does not sell the property prior to maturity. In addition, the General Partner is actively marketing the Brookhollow/Stemmons Office Building, in which the Partnership holds a minority joint venture interest. During December 1996, the General Partner sold the Perimeter 400 Center Office Building, in which the Partnership held a minority joint venture interest. The Partnership also received repayments on two of its loans and sold its interest in three additional loans during 1996.

The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In June 1996, the borrower of the $3,300,000 Pepper Square Apartments wrap-around loan repaid the loan in full. The Partnership received proceeds of $1,507,535, which consisted of the original funds advanced on the loan of $913,765 and equity buildup related to principal payments of $593,770 made on the underlying loan. The funds advanced by the Partnership represents the difference between the original loan receivable balance of $3,300,000 and the original balance of the underlying loan of $2,386,235. The remaining proceeds were distributed to Partners in July 1996.

In August 1996, the borrower of the $5,800,000 Corporate Campus I Office Building wrap-around loan repaid the loan at a discount due to the diminished value of the property. The Partnership received proceeds of $2,800,000 and the borrower repaid the $2,532,187 underlying mortgage loan. The proceeds received by the Partnership were distributed to the Partners in October 1996. See Note 11 of Notes to Financial Statements for additional information.

In August 1996, the Partnership sold its interest in the Seafirst Financial Center loan for $8,344,608. The purchaser acquired the loan receivable subject to the existing underlying mortgage loan in the amount of $24,376,892. From the proceeds of the sale, the Partnership paid $296,500 in selling costs. In addition, the Partnership received $406,426 of previously deferred interest income. Pursuant to the terms of the sale, $250,000 of the proceeds was held in escrow until November 1996, at which time the funds were released to the Partnership. The proceeds received by the Partnership were distributed to the Partners in October 1996. See Note 12 of Notes to Financial Statements for additional information.

During October 1996, the Partnership sold its interest in the Bannockburn Executive Plaza loan for $5,504,780. During February 1995, a plan of reorganization related to the loan had been confirmed by the Bankruptcy Court effective March 1995. Pursuant to the plan, the borrower was required to remit all excess cash flow from property operations on a monthly basis directly to the holder of the underlying loan to further reduce the principal balance of the loan. Prior to the sale, excess cash flow of $47,270 was remitted to the holder of the underlying loan during 1996. The purchaser of the loan receivable also acquired the existing underlying mortgage loan in the amount of $3,252,936. From the proceeds of the sale, the Partnership paid $161,500 in selling costs. Pursuant to the terms of the sale, $250,000 of the proceeds was held in escrow until December 1996, at which time the funds were released to the Partnership. The proceeds received by the Partnership were distributed to the Partners in January 1997. See Note 12 of the Notes to Financial Statements for additional information.

In December 1996, the Partnership sold its interest in the Carmel on Providence loan for $3,098,102. The purchaser acquired the loan receivable subject to the existing underlying mortgage loan in the amount of $1,157,435. From the proceeds of the sale, the Partnership paid $129,808 in selling costs. The remaining available proceeds are expected to be distributed to the Partners in 1997. See Note 12 of Notes to Financial Statements for additional information.

The Perimeter 400 Office Building was owned by a joint venture consisting of the Partnership and three affiliates. In December 1996, the joint venture sold the property in an all cash sale for $40,700,000. From the proceeds of the sale, the joint venture paid $882,765 in selling costs. The net proceeds of the sale were $39,817,235 of which $5,048,825 was the Partnership's share. Pursuant to the terms of the sale, $1,750,000 of proceeds will be retained by the joint venture until September 1997. The remaining proceeds received by the Partnership were distributed to the Partners in January 1997. See Note 10 of Notes to Financial Statements for additional information.

The Partnership made four distributions totaling $87.34, $132.12 and $34.55 per Interest in 1996, 1995 and 1994, respectively. See Statement of Partners' Capital for additional information. Distributions were comprised of $28.50 of Cash Flow and $58.84 of Mortgage Reductions in 1996, $23.00 of Cash Flow and $109.12 of Mortgage Reductions in 1995 and $17.50 of Cash Flow and $16.85 of Mortgage Reductions in 1994. Cash Flow distributions increased in 1996 as compared to 1995 due to the Cash Flow received in excess of original funds advanced related to the 1996 loan repayments and sales. Cash flow distributions increased between 1995 and 1994 due to the payment of a special distribution of $7.00 per Interest from Cash Flow received from the Colony loan repayment in October 1995 .

In January 1997, the Partnership paid a distribution of $10,448,946 ($44.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution for the fourth quarter of 1996 of $4.00 of Cash Flow per Interest and a special distribution of Mortgage Reductions received from the sales of the Bannockburn Executive Plaza loan and the Perimeter 400 Office Building, in which the Partnership held a minority joint venture interest, of $40.00 per Interest. Including the January 1997 distribution, Limited Partners have received cash distributions totaling $772.26 per $500 Interest. Of this amount, $479.30 represents Cash Flow from operations and $292.96 represents a return of Original Capital. In January 1997, the Partnership also paid $79,159 to the General Partner as its distributive share of Cash Flow distributed for the fourth quarter of 1996 and made a contribution to the Early Investment Incentive Fund in the amount of $26,386. Future distributions will be made from the Partnership's remaining available reserves and the sale of the Partnership's remaining properties, as to which there can be no assurances.

In February 1997, the General Partner made a settlement payment of $71,243 ($0.32 per $500 Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. al. v. Balcor Pension Investors, et. al. class action lawsuit.

During 1996, the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase 5,159 Interests from Limited Partners at a total cost of $983,513. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

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

Item 8. Financial Statements and Financial Statement Schedules and
------------------------------------------------------------------
Supplementary Data
------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

On September 14, 1995 the Registrant approved the engagement of Coopers & Lybrand L.L.P. as its independent accountants for the fiscal year ending December 31, 1995 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Registrant effective September 14, 1995. The General Partner of the Registrant approved the change in auditors.

The reports of Ernst & Young LLP on the Registrant's financial statements for each of the two fiscal years ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Registrant's financial statements for each of the fiscal years ended December 31, 1994 and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-II, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                                   OFFICERS

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   James E. Mendelson
Senior Vice President                   John K. Powell, Jr.
Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary


Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships.

Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $4,918 in 1996 with respect to one of the executive officers and directors of Balcor Mortgage Advisors-II, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) No person is known of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Mortgage Advisors-II and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership
         Interest               5 Interests      Less than 1%

Relatives and affiliates of the partners and officers of the General Partner do not own any additional interests.

(c) The Registrant is not aware of any arrangement, the operations of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a, b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statements and Financial Statement Schedules,
--------------------------------------------------------------------------
and Reports on Form 8-K
-----------------------

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

(4) Form of Subscription Agreement, previously filed as Exhibit 4(a) to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 dated May 20, 1982 (Registration Statement No. 2-75938) and as previously filed as
Exhibit 4(a) to Registrant's Registration Statement on Form S-11 dated
November 2, 1982 (Registration No. 2-80123), and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 are incorporated herein by reference.

(10)(i)(a) Purchase and Sale Agreement regarding the sale of the Registrant's interest in the Bannockburn Executive Plaza loan, previously filed as Exhibit
(10)(i) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

(i)(b) First Amendment to Sale Agreement regarding the sale of the Registrant's interest in the Bannockburn Executive Plaza loan previously reported as Exhibit
(10)(i)(b) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is hereby incorporated herein by reference.

(ii) Purchase and Sale Agreement regarding the sale of the Registrant's interest in the Seafirst Financial Center loan, previously filed as Exhibit
(10)(ii) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

(iii)(a) Agreement of Sale dated January 9, 1997 and amendment thereto relating to the sale of The Woods Apartments, Austin, Texas, previously filed as Exhibit
(2) to the Registrant's Current Report on Form 8-K dated January 9, 1997, is hereby incorporated herein by reference.

(iii)(b) Termination Letter relating to the agreement of sale dated January 9, 1997 for The Woods Apartments, Austin, Texas, previously filed as Exhibit
(2)(a) to the Registrant's Current Report on Form 8-K dated December 18, 1996 is incorporated herein by reference.

(iii)(c) Agreement of Sale dated March 12, 1997 relating to the sale of The Woods Apartments, Austin, Texas, previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated March 12, 1997 is incorporated herein by reference.

(iii)(d) Letter Agreement dated March 20, 1997 relating to the sale of The Woods Apartments, Austin, Texas, previously filed as Exhibit (2)(c) to the Registrant's Current Report on Form 8-K dated December 18, 1996 is incorporated herein by reference.

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 is hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(99) Form of Notice of Proposed Class Action Settlement and Hearing relating to Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al. previously filed as Exhibit (99) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated December 2, 1996 and filed on December 17, 1996, reporting the contract to sell Perimeter 400 Office Center was filed.

(ii) A Current Report on Form 8-K dated January 9, 1997 and filed on January 24, 1997, reporting the sale of the Carmel on Providence Apartments loan and a contract to sell The Woods Apartments, Austin, Texas, which contract was subsequently terminated, was filed.

(iii) A Current Report on Form 8-K dated December 18, 1996 and filed on March 25, 1997, reporting the contract to sell The Woods Apartments, Austin, Texas, was filed.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-III


                         By:  /s/ Jayne A. Kosik
                             -------------------------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal Accounting
                             Officer) of Balcor
                             Mortgage Advisors-II, the General Partner

Date: March 27, 1997
      --------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                      Date
----------------------   ------------------------------------------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
/s/ Thomas E. Meador     Advisors-II, the General Partner    March 27, 1997
----------------------                                       --------------
  Thomas E. Meador
                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of Balcor
                         Mortgage Advisors-II, the
/s/ Jayne A. Kosik       General Partner                     March 27, 1997
----------------------                                       --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital, for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein. Audited Financial Statements for significant subsidiary investments in joint ventures are omitted since the property was sold or is being marketed for sale and the Partnership is in its liquidation phase.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Pension Investors-III:

We have audited the accompanying balance sheets of Balcor Pension Investors-III (An Illinois Limited Partnership) as of December 31, 1996 and 1995 and the related statements of partners' capital, income and expenses, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-III at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. The Partnership is presently marketing for sale its remaining real estate assets. Upon disposition of its remaining real estate assets and resolution of the litigation described in Note 15 to the financial statements, the Partnership intends to cease operations and dissolve.


                              /s/ Coopers & Lybrand L.L.P.

                              COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 26, 1997

                        REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Pension Investors-III:

We have audited the accompanying statements of partners' capital, income and expenses, and cash flows of Balcor Pension Investors-III (An Illinois Limited Partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Balcor Pension Investors-III for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                   /s/ Ernst & Young LLP

                                   ERNST & YOUNG LLP


Chicago, Illinois
March 6, 1995

                         BALCOR PENSION INVESTORS-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS

                                                   1996           1995
                                              -------------  -------------
Cash and cash equivalents                     $ 19,044,458   $ 11,344,948
Cash and cash equivalents - Early
  Investment Incentive Fund                      1,156,294        302,437
Escrow deposits                                    126,507        127,004
Accounts and accrued interest receivable            98,863        222,417
Prepaid expenses                                    33,582         31,897
Deferred expenses, net of accumulated
  amortization of $53,115 in 1996 and
  $40,618 in 1995                                    9,373         21,870
                                              -------------  -------------
                                                20,469,077     12,050,573
                                              -------------  -------------
Investment in loans receivable:
  Loans receivable - wrap-around
    and first mortgages                                        53,030,966

Less:
  Loans payable - underlying mortgages                         33,761,548
  Allowance for potential loan losses                           3,943,630
                                                             -------------
Net investment in loans receivable                             15,325,788

Real estate held for sale                       14,214,705     14,214,705

Investment in joint ventures with affiliates     3,251,208      6,483,760
                                              -------------  -------------
                                                17,465,913     36,024,253
                                              -------------  -------------
                                              $ 37,934,990   $ 48,074,826
                                              =============  =============

                         BALCOR PENSION INVESTORS-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1996 and 1995
                                  (Continued)


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $    310,198   $    101,455
Due to affiliates                                   74,164         36,011
Other liablilities, principally real
  estate taxes and escrow deposits                 384,433        534,113
Security deposits                                   83,571         89,848
Mortgage note payable                            1,622,593      1,666,291
                                              -------------  -------------
    Total liabilities                            2,474,959      2,427,718
                                              -------------  -------------

Commitments and contingencies

Limited Partners' capital (237,476
  Interests issued)                             41,613,648     52,908,205
Less Interests held by Early Investment
  Incentive Fund (21,249 at December 31,1996
  and 16,090 at December 31,1995)               (7,024,362)    (6,040,849)
                                              -------------  -------------
                                                34,589,286     46,867,356
General Partner's capital (deficit)                870,745     (1,220,248)
                                              -------------  -------------
Total partners' capital                         35,460,031     45,647,108
                                              -------------  -------------
                                              $ 37,934,990   $ 48,074,826
                                              =============  =============


The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1996, 1995 and 1994

                               Partners' Capital (Deficit)  Accounts
                               ------------- -------------- -------------
                                                 General       Limited
                                   Total         Partner       Partners
                               ------------- -------------- -------------
Balance at December 31, 1993   $ 70,949,498  $  (1,546,855) $ 72,496,353

Repurchase of 1,316 Limited
  Partnership Interests            (434,007)                    (434,007)
Cash distributions to:
  Limited Partners (A)           (7,844,967)                  (7,844,967)
  General Partner                  (346,320)      (346,320)
Net income for the year
  ended December 31, 1994         6,498,855        487,414     6,011,441
                               ------------- -------------- -------------
Balance at December 31, 1994     68,823,059     (1,405,761)   70,228,820

Repurchase of 5,882 Limited
  Partnership Interests          (1,426,239)                  (1,426,239)
Cash distributions to:
  Limited Partners (A)          (29,836,901)                 (29,836,901)
  General Partner                  (455,163)      (455,163)
Net income for the year
  ended December 31, 1995         8,542,352        640,676     7,901,676
                               ------------- -------------- -------------
Balance at December 31, 1995     45,647,108     (1,220,248)   46,867,356

Repurchase of 5,159 Limited
  Partnership Interests            (983,513)                    (983,513)
Cash distributions to:
  Limited Partners (A)          (19,128,967)                 (19,128,967)
  General Partner                  (564,006)      (564,006)
Net income for the year
  ended December 31, 1996        10,489,409      2,654,999     7,834,410
                               ------------- -------------- -------------
Balance at December 31, 1996   $ 35,460,031  $     870,745  $ 34,589,286
                               ============= ============== =============

(A) Summary of cash distributions paid per Limited Partnership Interest:

                                    1996           1995          1994
                               ------------- -------------- -------------
First Quarter                  $      26.96  $        4.00  $       5.50
Second Quarter                         4.00          29.00         20.85
Third Quarter                         10.38          35.94          4.00
Fourth Quarter                        46.00          63.18          4.00


The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994

                                    1996           1995          1994
                               ------------- -------------- -------------
Income:
  Interest on loans receivable $  4,553,996  $   7,163,288  $ 10,162,922
  Less interest on loans
    payable - underlying
    mortgages                     2,157,804      3,700,302     4,280,261
                               ------------- -------------- -------------
  Net interest income on loans
    receivable                    2,396,192      3,462,986     5,882,661
  Income from operations of
    real estate held for sale     1,462,922      1,478,073       804,434
  Participation in income
    of joint ventures
    with affiliates               2,029,975        859,887       438,608
  Interest on short-term
    investments                     502,973        907,358       543,293
  Participation income                                           235,395
  Recovery of losses on loans
    and accrued interest
    receivable                    3,475,817        756,370
                               ------------- -------------- -------------
      Total income                9,867,879      7,464,674     7,904,391
                               ------------- -------------- -------------
Expenses:
  Provision for potential
    losses on loans and accrued
    interest  receivable                           756,370       600,000
  Administrative                    697,153        706,598       925,378
                               ------------- -------------- -------------
      Total expenses                697,153      1,462,968     1,525,378
                               ------------- -------------- -------------

Income before gain on sales of
  loans receivable and real
  estate                          9,170,726      6,001,706     6,379,013
Gain on sales of loans
  receivable                      1,318,683
Gain on sales of real
  estate                                         2,540,646       119,842
                               ------------- -------------- -------------
Net income                     $ 10,489,409  $   8,542,352  $  6,498,855
                               ============= ============== =============

                         BALCOR PENSION INVESTORS-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

Net income allocated to
  General Partner              $  2,654,999  $     640,676  $    487,414
                               ============= ============== =============
Net income allocated to
  Limited Partners             $  7,834,410  $   7,901,676  $  6,011,441
                               ============= ============== =============
Net income per average number
  of Limited Partnership
  Interests outstanding
  (220,064 in 1996, 226,389 in
  1995 and 228,132 in 1994)    $      35.60  $       34.90  $      26.35
                               ============= ============== =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994

                                   1996           1995          1994
                               ------------- -------------- -------------
Operating activities:
  Net income                   $ 10,489,409  $   8,542,352  $  6,498,855
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Gain on sales of loans
        receivable               (1,318,683)
      Gain on sales of
        real estate                             (2,540,646)     (119,842)
      Participation in income
        of joint ventures
        with affiliates          (2,029,975)      (859,887)     (438,608)
      Recovery of losses on
        loans and accrued
        interest receivable      (3,475,817)      (756,370)
      Provision for potential
        losses on loans
        and accrued interest
        receivable                                 756,370       600,000
      Amortization of deferred
        expenses                     12,497         12,498        12,498
      Net change in:
        Escrow deposits                 497        300,558       (52,534)
        Escrow deposits -
          restricted                               899,929       338,709
        Accounts and accrued
          interest receivable       123,554         64,339       203,867
        Prepaid expenses             (1,685)       (31,897)
        Accounts payable            208,743        (18,028)     (103,000)
        Due to affiliates            38,153        (74,851)       48,261
        Other liabilities          (149,680)    (1,007,214)     (178,291)
        Security deposits            (6,277)       (31,022)       47,120
                               ------------- -------------- -------------
  Net cash provided by
    operating activities          3,890,736      5,256,131     6,857,035
                               ------------- -------------- -------------
Investing activities:
  Capital contributions to
    joint venture partners -
    affiliates                                              $    (78,147)
  Distributions from joint
    venture partners -
    affiliates                 $  5,262,527  $     399,211       227,855
Collection of principal
    payments on loans
    receivable                    4,362,969     13,590,567    11,511,219
Additions to real estate                           (60,698)     (256,770)

                         BALCOR PENSION INVESTORS-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

                                   1996           1995          1994
                               -------------  --------------  -------------
  Proceeds from sales of loans
    receivable                   16,947,490
  Costs incurred in connection
    with sales of loans
    receivable                     (587,808)
  Proceeds from sales of
    real estate                                 10,856,240     1,200,000
  Costs incurred in connection
    with sales of real estate                     (461,794)      (49,586)
  Costs incurred in connection
    with real estate acquired
    through foreclosure                                          (40,471)
                               -------------  --------------  -------------
Net cash provided by investing
  activities                     25,985,178     24,323,526    12,514,100
                               ------------- -------------- -------------
Financing activities:
  Distributions to Limited
    Partners                    (19,128,967)   (29,836,901)   (7,844,967)
  Distributions to General
    Partner                        (564,006)      (455,163)     (346,320)
  (Increase) decrease in cash
    and cash equivalents -
    Early Investment
    Incentive Fund                 (853,857)      (281,266)        4,612
  Repurchase of Limited
    Partnership Interests          (983,513)    (1,426,239)     (434,007)
  Principal payments on
    underlying loans payable       (602,363)      (987,626)   (1,178,094)
  Repayment of mortgage notes
    payable                                     (3,545,699)
  Principal payments on
    mortgage notes payable          (43,698)      (147,324)   (1,283,205)
                               ------------- -------------- -------------
  Net cash used in financing
    activities                  (22,176,404)   (36,680,218)  (11,081,981)
                               ------------- -------------- -------------
Net change in cash and cash
  equivalents                     7,699,510     (7,100,561)    8,289,154
Cash and cash equivalents at
  beginning of year              11,344,948     18,445,509    10,156,355
                               ------------- -------------- -------------
Cash and cash equivalents
  at end of year               $ 19,044,458  $  11,344,948  $ 18,445,509
                               ============= ============== =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Pension Investors-III (the "Partnership") is engaged principally in the operation of residential and retail real estate located in Loveland, Colorado; Austin, Texas; and Dallas, Texas.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Registrant received a repayment of the Pepper Square Apartments loan receivable, a discounted prepayment of the Corporate Campus I Office Building loan receivable and sold its interest in the Seafirst Financial Center, Bannockburn Executive Plaza and Carmel on Providence Apartments loans receivable. In addition, during December 1996, the General Partner sold the Perimeter 400 Center Office Building, a property in which the Partnership held a minority joint venture interest. Currently, the Partnership has entered into a contract to sell The Woods Apartments. The Partnership is actively marketing the Orchards Shopping Center, the remaining property in its portfolio. In addition, the General Partner is actively marketing the Brookhollow/Stemmons Office Building, in which the Partnership holds a minority joint venture interest. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 15 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

(b) The Partnership recorded wrap-around mortgage loans at the face amount of the mortgage instrument which includes the outstanding indebtedness of the borrower under the terms of the underlying mortgage obligations. The underlying mortgage obligations were recorded as a reduction of the wrap-around mortgage loan and the resulting balance represented the Partnership's net advance to the borrower. The Partnership was responsible for making periodic payments to the underlying mortgage lenders only to the extent that payments as required by the wrap-around mortgage agreement were received by the Partnership from the borrower.

(c) Income on loans was recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest was discontinued when a loan became ninety days contractually delinquent or sooner when, in the opinion of the General Partner, an impairment had occurred in the value of the collateral property securing the loan. Income on nonaccrual loans or loans which were otherwise not performing in accordance with their terms was recorded on a cash basis.

Various loan agreements provided for participation by the Partnership in increases in value of the collateral property when the loan was repaid or refinanced. In addition, certain loan agreements allowed the Partnership to receive a percentage of rental income exceeding a base amount. Participation income was reflected in the accompanying Statements of Income and Expenses when received.

Income from operations of real estate held for sale is reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

(d) Loan losses on mortgage notes receivable were charged to income and an allowance account was established when the General Partner believed the loan balance would not be recovered. The General Partner assessed the collectibility of each loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan. Upon foreclosure, the loan, net of the allowance, was transferred to real estate held for sale after the fair value of the property, less costs of disposal was assessed. Upon the transfer to real estate held for sale, a new basis in the property was established.

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Under SFAS 121, the General Partner periodically assesses, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimates the fair value of its properties based on the current sales price less estimated closing costs. Changes in the property's fair value are recorded by an adjustment to the property allowance account and are recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value is determined. The General Partner considers the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

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

(f) Deferred expenses consist of leasing commissions which are amortized over the life of each respective lease, and financing fees which are amortized over the terms of the respective loan agreements. Upon sale, any remaining balance is recognized as debt extinguishment expense and classified as an extraordinary item.

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

(i) The Partnership records repurchases of Interests by the Early Investment Incentive Fund as a reduction of Limited Partners' Capital (see Note 4 of Notes to Financial Statements). Cash and cash equivalents not yet utilized to repurchase Interests, but which are part of the Early Investment Incentive Fund, are classified as restricted assets of the Partnership.

(j) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(k) The Partnership is not liable for Federal income taxes as each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(l) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated additional income in 1996 for financial statement purposes.

(m) A reclassification was made to the previously reported 1994 financial statements to conform with the classification used in 1996 and 1995. This reclassification has not changed the 1994 results.

4. Partnership Agreement:

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

Amounts placed in the Early Investment Incentive Fund were, at the sole discretion of the General Partner and subject to certain limitations as set forth in the Partnership Agreement, used to repurchase Interests from existing Limited Partners. During 1996, 5,159 Interests were repurchased at a cost of $983,513. All repurchases of Interests have been made at 95% of the then current valuation of such Limited Partnership Interests at the previous quarter end less any distributions made after the previous quarter end. Distributions of Cash Flow and Mortgage Reductions pertaining to any repurchased Interests are paid to the Early Investment Incentive Fund. To the extent that amounts in the Early Investment Incentive Fund have not been utilized to repurchase Interests, such amounts are invested in short-term interest-bearing instruments with earnings thereon credited to this account. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

5. Investment in Loans Receivable:

In June 1996, the Pepper Square Apartments wrap-around mortgage loan matured and the borrower repaid the loan in full. In August 1996, the borrower of the Corporate Campus I Office Building wrap-around mortgage loan repaid the loan at a discount. See Note 11 of Notes to Financial Statements for additional information regarding the discounted repayment.

In August, October and December 1996, the Partnership sold its interest in the Seafirst Financial Center, Bannockburn Executive Plaza and Carmel on Providence Apartments wrap-around mortgage loans, respectively. See Note 12 of Notes to Financial Statements for additional information.

Loans which were classified as nonaccrual as a result of delinquency or other noncompliance with terms of loan agreements aggregated $11,505,966 at December 31, 1995.

Under certain circumstances, the General Partner entered into negotiations with borrowers which resulted in a reduction of interest rates, periodic payments or the modification of other loan terms. Loans whose monetary terms had been restructured amounted to $38,225,000 at December 31, 1995. Nonaccrual loans and loans which were restructured are hereinafter referred to as impaired loans.

Net interest income relating to all of the impaired loans except for The Woods Apartments loan would have been approximately $1,478,000 in 1996, $2,025,000 in 1995 and $1,915,000 in 1994. Net interest income from impaired loans included in the accompanying Statements of Income and Expenses amounted to approximately $2,288,000 ($2,497,000 cash basis) in 1996, $2,001,000 ($2,002,000 cash basis)
in 1995 and $1,958,000 ($1,877,000 cash basis) in 1994.

The Woods Apartments wrap-around mortgage loan was placed on non-accrual status in 1988. The borrower failed to repay the loan upon maturity and the Partnership obtained title to the property through a non-judicial foreclosure in July 1994. The Partnership received net interest income of approximately $653,000 in 1994.

Impaired loans totaled $49,730,966 at December 31, 1995. Impaired loans of $41,425,000 had related allowances for losses of $3,943,630, and the $8,305,966 impaired loan had no allowance for losses in 1995. The average recorded investments in impaired loans during the years ended December 31, 1996 and 1995 were approximately $24,865,000 and $49,942,000, respectively.

6. Allowances for Losses on Loans:

Activity recorded in the allowances for losses on loans during the three years ended December 31, 1996 is described in the table below:

                                  1996          1995          1994
                              ------------  -------------  ------------
  Loans:
   Balance at beginning of
    year                       $3,943,630      $5,013,959   $ 8,129,365
   Provision charged to
    income                           None         756,370       600,000
   Recovery of provision
     previously charged
     to income                (3,475,817)       (756,370)          None
    Direct write-off
    of loans against
    allowance                   (467,813)     (1,070,329)   (3,715,406)
                            -------------    ------------  ------------
    Balance at the end of
     the year                        None      $3,943,630   $ 5,013,959
                             =============   =============  ============

7. Mortgage Note Payable:

The mortgage note payable collateralized by the Orchards Shopping Center had balances of $1,622,593 and $1,666,291 at December 31, 1996 and 1995,
respectively. Currently the Partnership is making monthly principal and interest payments of $16,334 and the interest rate of the loan is 9.25%. The maturity is scheduled for October 1997 at which time the estimated balloon payment will be $1,587,000. The Partnership may sell the property prior to the maturity of the loan or use reserves to repay the loan.

Real estate held for sale with an aggregate carrying value of $6,691,000 at December 31, 1996 was pledged as collateral for repayment of the mortgage loan.

During the years ended December 31, 1996, 1995 and 1994, the Partnership incurred and paid interest expense on mortgage notes payable of $152,310, $463,817 and $780,047, respectively.

8. Management Agreements:

As of December 31, 1996, both properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts for the residential property and 3% to 6% of gross operating receipts for the commercial property.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees   $22,757    $192 $ 52,651 $ 2,392 $ 88,396 $ 4,839
Property management fees None None None None 238,090 None Reimbursement of expenses to the General Partner
  at cost:
   Accounting              18,510  13,452   61,773   8,041   74,803  30,698
   Data processing          3,629   1,181   23,072   2,369   41,023   9,216
   Investor communica-
     tions                   None    None   10,247    None   27,664   8,893
   Legal                   11,415   8,059   20,531   2,751   16,094   9,316
   Portfolio management    53,992  39,402  116,877  20,400   84,441  38,103
   Other                   15,497  11,878   12,555      58   26,381   9,797

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $4,586, $32,357 and $46,538 for 1996, 1995 and 1994, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed the Partnership's properties until the affiliate was sold to a third party in November 1994.

10. Investments in Joint Ventures with Affiliates:

In 1990 and 1991, the joint ventures, consisting of the Partnership and certain affiliates, acquired title to the Brookhollow/Stemmons and Perimeter 400 Center office buildings, respectively. Profits and losses, all capital contributions and distributions are allocated in accordance with the participants' original funding percentages. The Partnership's sharing percentages for the Brookhollow/Stemmons and Perimeter 400 Center office buildings are 27.5% and 12.68%, respectively. In December 1996, the joint venture sold the Perimeter 400 Center Office Building in an all cash sale for $40,700,000. From the proceeds of the sale, the joint venture paid $882,765 in selling costs. The joint venture recognized a gain of $12,420,983 from the sale of the property, of which $1,641,502 is the Partnership's share. During 1995, the Partnership recognized $331,822 as its share of the recoveries of provisions related to the change in the estimates of the fair value of the properties. These amounts are included in the Partnership's participation in income of joint ventures with affiliates. In addition, during 1996, 1995, and 1994, the Partnership received distributions from these joint ventures totaling $5,262,527, $399,111 and $227,855, respectively; and made a contribution of $78,147 in 1994.

The following combined information has been summarized from the financial statements of the joint ventures:

                            1996           1995          1994
                         -----------    ----------    ------------
    Net investment in
      real estate as
      of December 31     $9,474,128    $36,015,862     $34,174,946
    Total liabilities
      as of December 31     256,262        451,150         391,765
    Total income before
      gain on sale        7,077,975      7,588,538       7,319,405
    Gain on sale         12,420,983           None            None
    Net income before
      recovery           14,505,983      3,052,398       2,733,148
    Recovery of loss           None      1,565,000            None
    Net income           14,505,983      4,617,398       2,733,148

11. Discounted Prepayments of Loans Receivable:

(a) In August 1996, the borrower of the $5,800,000 Corporate Campus I Office Building wrap-around loan repaid the loan. The Partnership received proceeds of $2,800,000 and the borrower repaid the $2,532,187 underlying mortgage loan. The remaining wrap-around loan receivable balance of $467,813 was written off against the previously established allowance for losses in connection with the prepayment of the loan. For financial statement purposes, the Partnership recognized a recovery of a provision of $95,187 related to the change in the estimate of the fair value of the loan.

(b) In August 1995, the borrower of the $16,750,000 Colony Apartments wrap-around loan repaid the loan. The Partnership received proceeds of $8,301,516 and the borrower repaid the $7,378,155 underlying mortgage loan. Allowances of $1,070,329 were written off in connection with the prepayment of the loan.

(c) In June 1994, the borrower of the $12,767,949 Continental Park wrap-around loan prepaid the loan at a discount. The Partnership received proceeds of $4,873,085 and the borrower repaid the $4,143,890 underlying mortgage loan. Allowances of $3,715,406 were written off in connection with the prepayment of the loan.

12. Sale of Loans Receivable:

(a) In August 1996, the Partnership sold its interest in the Seafirst Financial Center loan for $8,344,608. The purchaser acquired the loan receivable subject to the existing underlying mortgage loan in the amount of $24,376,892. From the proceeds of the sale, the Partnership paid $296,500 in selling costs. In addition, the Partnership received $406,426 of previously deferred interest income. For financial statement purposes, the Partnership did not recognize a gain or loss related to the sale of its interest in this loan and recognized a recovery of provision of $2,692,630 related to the change in the estimate of the value of the loan.

(b) In October 1996, the Partnership sold its interest in the Bannockburn Executive Plaza loan for $5,504,780. The purchaser acquired the loan receivable subject to the existing underlying mortgage loan in the amount of $3,252,936. From the proceeds of the sale, the Partnership paid $161,500 in selling costs. For financial statement purposes, the Partnership recognized a gain of $392,954 related to the sale of its interest in this loan.

(c) In December 1996, the Partnership sold its interest in the Carmel on Providence loan for $3,098,102. The purchaser acquired the loan receivable subject to the existing underlying mortgage loan in the amount of $1,157,435. From the proceeds of the sale, the Partnership paid $129,808 in selling costs. For financial statement purposes, the Partnership recognized a gain of $925,729 related to the sale of its interest in this loan and a recovery of provision of $688,000 related to the change in the estimate of the value of the loan.

13. Sale of Real Estate:

The Partnership sold the Crossings Shopping Center and Candlewyck Apartments during 1995 and the Orchards Office Building during 1994 in separate all cash sales for $12,650,000 and $1,200,000, respectively. From the proceeds of the Candlewyck Apartments sale, the Partnership paid $3,545,699 to the third party mortgage holders in full satisfaction of the property's mortgage loans. From the proceeds of the 1994 Orchards Office Building sale, the Partnership repaid $1,000,000 of the first mortgage loan. The Partnership continues to own the Orchards Shopping Center. The purchasers of the Crossings Shopping Center took title subject to the existing first mortgage loan which had a balance of $1,793,760. The carrying value of the real estate sold during 1995 and 1994 totaled $9,647,560 and $1,030,572, respectively. For financial statement purposes, the Partnership recognized net gains of $2,540,646 and $119,842 from the sale of the real estate during 1995 and 1994, respectively.

14. Settlement of Litigation:

A settlement has received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The settlement had no material impact on the Partnership.

15. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

16. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts and accrued interest payable approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1996 and 1995 for mortgage loans with similar terms and maturities, the fair value of mortgage notes payable approximates the carrying value.

The fair value for the Partnership's investments in loans receivable and mortgage notes payable was estimated using discounted cash flow analyses. The discount rates were based upon rates at the end of 1996 and 1995 comparable to those the Partnership could have received or charged in the commercial real estate lending market with terms and maturities comparable to the Partnership's loans receivable and mortgage notes payable held.

17. Subsequent Events:

(a) In January 1997, the Partnership paid $10,448,946 ($44.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of available Cash Flow of $4.00 per Interest for the fourth quarter of 1996 and a special distribution of Mortgage Reductions of $40.00 per Interest received from the sales of the Partnership's interest in the Bannockburn Executive Plaza loan and the Perimeter 400 Office Building, in which the Partnership held a minority joint venture interest.

(b) In February 1997, the General Partner made a settlement payment of $71,243 ($0.32 per $500.00 Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. al. v. Balcor Pension Investors, et. al. class action lawsuit.