Form 10-Q
period 1997-03-31
BALCOR PENSION INVESTORS III
filed 1997-05-15
CIK 357329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                   1997           1996
                                             -------------- --------------
Cash and cash equivalents                    $   8,604,813  $  19,044,458
Cash and cash equivalents - Early
  Investment Incentive Fund                      2,138,364      1,156,294
Escrow deposits                                     88,649        126,507
Accounts and accrued interest receivable            53,627         98,863
Prepaid expenses                                    13,894         33,582
Deferred expenses, net of accumulated
  amortization of $56,239 in 1997 and
  $53,115 in 1996                                    6,249          9,373
                                             -------------- --------------
                                                10,905,596     20,469,077
                                             -------------- --------------
Real estate held for sale                       14,214,705     14,214,705

Investment in joint ventures with affiliates     3,266,109      3,251,208
                                             -------------- --------------
                                                17,480,814     17,465,913
                                             -------------- --------------
                                             $  28,386,410  $  37,934,990
                                             ============== ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     111,611  $     310,198
Due to affiliates                                   73,062         74,164
Other liablilities, principally real
  estate taxes and escrow deposits                 170,000        384,433
Security deposits                                   88,718         83,571
Mortgage notes payable                           1,611,025      1,622,593
                                             -------------- --------------
    Total liabilities                            2,054,416      2,474,959
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital (237,476
  Interests issued)                             32,454,365     41,613,648
Less Interests held by Early Investment
  Incentive Fund (21,249 at March 31, 1997
  and December 31, 1996)                        (7,024,362)    (7,024,362)
                                             -------------- --------------
                                                25,430,003     34,589,286

                         BALCOR PENSION INVESTORS-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)
                                  (Continued)


General Partner's capital                          901,991        870,745
                                             -------------- --------------
    Total partners' capital                     26,331,994     35,460,031
                                             -------------- --------------
                                             $  28,386,410  $  37,934,990
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                   1997           1996
                                             -------------- --------------
Income:
  Interest on loans receivable                              $   1,367,431
  Less interest on loans
    payable - underlying mortgages                                819,181
                                                            --------------
  Net interest income on loans receivable                         548,250

  Income from operations of
    real estate held for sale                $     385,262        380,734
  Participation in (loss) income
    of joint ventures with affiliates               (7,934)       136,648
  Interest on short-term investments               167,234        100,650
                                             -------------- --------------
      Total income                                 544,562      1,166,282
                                             -------------- --------------

Expenses:
  Administrative                                   127,947         89,558
                                             -------------- --------------
      Total expenses                               127,947         89,558
                                             -------------- --------------
Net income                                   $     416,615  $   1,076,724
                                             ============== ==============
Net income allocated to General Partner      $      31,246  $      80,754
                                             ============== ==============
Net income allocated to Limited Partners     $     385,369  $     995,970
                                             ============== ==============
Net income per average number of Limited
  Partnership Interests outstanding
  (216,227 in 1997 and 221,386 in 1996)      $        1.78  $        4.50
                                             ============== ==============
Distribution to General Partner              $      79,159  $      79,159
                                             ============== ==============
Settlement Distribution to Limited Partners  $      30,670           None
                                             ============== ==============
Distribution to Limited Partners             $   9,513,982  $   5,968,540
                                             ============== ==============
Distribution per Limited Partnership
  Interests outstanding                      $       44.00  $       26.96
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)


                                                   1997           1996
                                             -------------- --------------
Operating activities:
  Net income                                 $     416,615  $   1,076,724
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Participation in loss (income) of
        joint ventures with affiliates               7,934       (136,648)
      Amortization of deferred expenses              3,124          3,124
      Net change in:
        Escrow deposits                             37,858         34,312
        Accounts and accrued
          interest receivable                       45,236         98,394
        Prepaid expenses                            19,688         24,174
        Accounts payable                          (198,587)        79,324
        Due to affiliates                           (1,102)         7,269
        Other liabilities                         (214,433)       (51,342)
        Security deposits                            5,147         (2,231)
                                             -------------- --------------
  Net cash provided by operating activities        121,480      1,133,100
                                             -------------- --------------
Investing activities:
  Distribution from joint venture
    partners - affiliates                           44,756         16,501
  Capital contribution to joint venture
    partners - affiliates                          (67,591)
                                             -------------- --------------
Net cash (used in) provided by investing
  activities                                       (22,835)        16,501
                                             -------------- --------------

Financing activities:
  Distribution to Limited Partners              (9,544,652)    (5,968,540)
  Distribution to General Partner                  (79,159)       (79,159)
  Contribution by General Partner                   79,159
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund               (982,070)      (470,311)
  Principal payments on underlying
    loans payable                                                (210,167)
  Principal payments on mortgage
    notes payable                                  (11,568)       (10,550)
                                             -------------- --------------
  Net cash used in financing activities        (10,538,290)    (6,738,727)
                                             -------------- --------------

                         BALCOR PENSION INVESTORS-III
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Net change in cash and cash equivalents        (10,439,645)    (5,589,126)
Cash and cash equivalents at beginning
  of period                                     19,044,458     11,344,948
                                             -------------- --------------
Cash and cash equivalents at end of period   $   8,604,813  $   5,755,822
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997 and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership received a repayment of the Pepper Square Apartments loan receivable, a discounted prepayment of the Corporate Campus I Office Building loan receivable and sold its interest in the Seafirst Financial Center, Bannockburn Executive Plaza and Carmel on Providence Apartments loans receivable. In addition, during December 1996, the general partner sold the Perimeter 400 Center Office Building, a property in which the Partnership held a minority joint venture interest. During April 1997, the Partnership sold the Woods Apartments and the general partner sold the Brookhollow/Stemmons Office Building, a property in which the Partnership held a minority joint venture interest. Currently, the Partnership has entered into a contract to sell the Orchards Shopping Center, the remaining property in its portfolio. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 7 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the quarters ended March 31, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable on properties owned by the Partnership of $37,434 and $38,452, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 are:
                                       Paid       Payable
                                    ------------  ---------
   Mortgage servicing fees                 $192       None
   Reimbursement of expenses to
     the General Partner, at cost         22,977    $73,062

The General Partner made a contribution of $79,159 to the Partnership in connection with the settlement of certain litigation as further discussed in
Note 6 of Notes to Financial Statements.

5. Investment in Joint Ventures with Affiliates:

The Partnership owned a 27.5% joint venture interest in the Brookhollow/Stemmons Office Building. The following information has been summarized from the financial statements of the joint venture for the quarter ended March 31, 1997:

   Net investment in real estate               $11,074,128
   Total liabilities                               111,057
   Total income                                    533,199
   Net income                                      157,276

6. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $79,159 to the Partnership, of which the plaintiffs' counsel received $7,916 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of $71,243 ($.33 per Interest) to members of the class pursuant to the settlement. Of the total settlement amount, $30,670 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $40,573 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. The settlement had no material financial impact on the Partnership.

7. Contingency:

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

8. Subsequent Events:

(a) In April 1997, the Partnership paid $4,797,016 ($20.20 per Interest) representing the regular quarterly distribution of available Cash Flow of $4.00 per Interest, and a special distribution of $7.00 per Interest from Cash Flow from the sale of the Carmel on Providence loan and $9.20 per Interest from proceeds received in connection with the sale of this loan as well as cash reserves.

(b) In April 1997, the Partnership sold the Woods Apartments in an all cash sale for $10,000,000. From the proceeds of the sale, the Partnership paid $230,158 in selling costs. For financial statement purposes, the Partnership will recognize a gain of approximately $2,246,000 from the sale of this property during the second quarter of 1997.

(c) The Brookhollow/Stemmons Office Building was owned by a joint venture consisting of the Partnership and an affiliate owning percentages of 27.5% and 72.5%, respectively. In April 1997, the joint venture sold the property in an all cash sale for $12,724,000. From the proceeds of the sale, the joint venture paid $340,293 in selling costs. The joint venture will recognize a gain of approximately $1,310,000 from the sale of this property during the second quarter of 1997, of which approximately $360,000 is the Partnership's share.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-III (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $118,738,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-two loans. In addition, proceeds from prior loan repayments were used to fund five additional loans. The Partnership received repayments on two loans and sold its interest in three loans during 1996. In addition, in April 1997 the Partnership sold the Woods Apartments and the general partner sold the Brookhollow/Stemmons Office Building, a property in which the Partnership held a minority joint venture interest. The Partnership continues to own and operate the Orchards Shopping Center; however, the Partnership has entered into a contract to sell this property.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

During 1996, the Partnership received repayments on two loans and sold three loans, which resulted in the cessation of net interest income on loans receivable. This was the primary reason for the decrease in net income during the quarter ended March 31, 1997 as compared to the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

The repayments and sales of five loans during 1996 caused net interest income on loans receivable to cease during 1996.

Operations of real estate held for sale represent the net operations of the properties acquired by the Partnership through foreclosure. At March 31, 1997, the Partnership was operating the Woods Apartments and the Orchards Shopping Center. Original funds advanced by the Partnership total approximately $6,678,000 for these two properties, representing approximately 6% of original funds advanced. Operations at the Orchards Shopping Center and the Woods Apartments were relatively unchanged during 1997 as compared to 1996.

Participation in (loss) income of joint ventures with affiliates represents the Partnership's 27.5% and 12.68% shares of income from the Brookhollow/Stemmons and Perimeter 400 office buildings, respectively. In December 1996, the joint venture sold the Perimeter 400 Center Office Building. As a result of the payment of expenses in 1997 related to the Perimeter 400 Center Office Building, the Partnership recognized participation in loss of joint ventures with affiliates during 1997 as compared to income during 1996.

Higher average cash balances during 1997 primarily as a result of the proceeds received in connection with the 1996 sale of the Carmel on Providence loan resulted in an increase in interest income on short-term investments during 1997 as compared to 1996. The loan proceeds were subsequently distributed to Partners in April 1997.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize any provisions for potential losses related to its loans or real estate held for sale during 1997 and 1996.

During 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership which was recognized as an administrative expense. See Note 6 of Notes to Financial Statements for additional information. This was the primary reason for the increase in administrative expenses during 1997 as compared to 1996.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $10,440,000 as of March 31, 1997 when compared to December 31, 1996 primarily due to the special distribution made during January 1997 to Limited Partners from proceeds received from the sales of the Bannockburn Executive Plaza loan and the Perimeter 400 Office Building, in which the Partnership held a minority joint venture interest. The Partnership generated cash flow totaling approximately $121,000 from its operating activities primarily as a result of the income from operations of real estate held for sale as well as interest income received on its short-term investments, net of the payment of administrative expenses. The Partnership used cash of approximately $23,000 for investing activities consisting of net capital contributions to joint ventures with affiliates. The Partnership's financing activities consisted primarily of the payment of net distributions totaling approximately $9,545,000 to the Limited Partners and an increase in restricted cash and cash equivalents of approximately $982,000 in the Early Investment Incentive Fund.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the properties' revenue receipts less property related expenditures, which include debt service payments. The Orchards Shopping Center is the only property that has underlying debt. During 1997 and 1996, all of the Partnership's remaining properties, including the Brookhollow/Stemmons Office Building, in which the Partnership held a minority joint venture interest, generated positive cash flow. The Perimeter 400 Center Office Building, in which the Partnership held a minority joint venture interest, generated positive cash flow prior to its sale in 1996. As of March 31, 1997, the Woods Apartments and the Orchards Shopping Center had occupancy rates of 90% and 80%, respectively.

In April 1997, the Partnership sold the Woods Apartments in an all cash sale for $10,000,000. From the proceeds of the sale, the Partnership paid $230,158 in selling costs. Pursuant to the terms of the sale, $200,000 of the proceeds will be retained by the Partnership until June 1997. The remainder of the available proceeds are expected to be distributed to the Limited Partners in 1997. See Note 8 of Notes to the Financial Statements for additional information.

The Brookhollow/Stemmons Office Building was owned by a joint venture which consisted of the Partnership and an affiliate. In April 1997, the joint venture sold the property in all cash sale for $12,724,000. From the proceeds of the sale, the joint venture paid $340,293 in selling costs. The net proceeds of the sale were $12,383,707 of which $3,405,519 was the Partnership's share. Pursuant to the terms of the sale, $250,000 of the proceeds has been placed in escrow and will not be disbursed to the joint venture until the earlier of the settlement of any claims presented by the purchaser or October 27, 1997. The remaining proceeds received by the Partnership are expected to be distributed to the Limited Partners in 1997. See Note 8 of Notes to Financial Statements for additional information.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership received a repayment of the Pepper Square Apartments loan receivable, a discounted prepayment of the Corporate Campus I Office Building loan receivable and sold its interest in the Seafirst Financial Center, Bannockburn Executive Plaza and Carmel on Providence Apartments loans receivable. In addition, during December 1996, the general partner sold the Perimeter 400 Center Office Building, a property in which the Partnership held a minority joint venture interest. During April 1997, the Partnership sold the Woods Apartments and the general partner sold the Brookhollow/Stemmons Office Building, a property in which the Partnership held a minority joint venture interest. Currently, the Partnership has entered into a contract to sell the Orchards Shopping Center, the remaining property in its portfolio for a sale price of $7,200,000. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 7 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In February 1997, the General Partner made a settlement payment of $71,243 ($.33 per Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. al.
v. Balcor Pension Investors, et. al. class action lawsuit. The General Partner made a contribution of $79,159 to the Partnership, of which the plaintiffs' attorney received $7,916 pursuant to the settlement agreement. Of the total settlement amount, $30,670 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $40,573 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements.

In April 1997, the Partnership paid a distribution of $4,797,016 ($20.20 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution for the first quarter of 1997 of $4.00 of Cash Flow per Interest and a special distribution of $7.00 per Interest from Cash Flow from the sale of the Carmel on Providence loan and $9.20 per Interest from proceeds received in connection with the sale of this loan as well as cash reserves. Including the April 1997 distribution, Limited Partners have received cash distributions totaling $792.46 per $500 Interest. Of this amount, $490.30 represents Cash Flow from operations and $302.16 represents a return of Original Capital. In April 1997, the Partnership also paid $217,687 to the General Partner as its distributive share of Cash Flow distributed for the first quarter of 1997 and made a contribution to the Early Investment Incentive Fund in the amount of $72,562. Future distributions will be made from available proceeds received from the sales of the Woods Apartments and the Brookhollow/Stemmons Office Building and from the Partnership's remaining property. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

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

                        BALCOR PENSION INVESTORS - III
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 5.  Other Information
--------------------------

Brookhollow/Stemmons Center Office Building
-------------------------------------------

As previously reported, on March 27, 1997, the joint venture consisting of the Partnership and an affiliate (the "Joint Venture") which owned the Brookhollow/Stemmons Center Office Building, Dallas, Texas, contracted to sell the property to an unaffiliated party, CMD Southwest, Inc., an Arizona corporation, for a sale price of $13,000,000. The Joint Venture and the Partnership subsequently agreed to reduce the sale price to $12,724,000. CMD Southwest, Inc. assigned its rights under the agreement of sale to an affiliate, CMD Realty Investment Fund III, L.P., an Illinois limited partnership, and the sale closed on April 29, 1997. From the proceeds of the sale, the Joint Venture paid $254,480 as a brokerage commission to an affiliate of the third party providing property management services for the property and $85,813 in closing costs. The Joint Venture received the remaining proceeds of $12,383,707. Of such proceeds, $250,000 has been placed in escrow and will not be disbursed to the Joint Venture until the earlier of the settlement of any claims presented by the purchaser or October 27, 1997. The Partnership's share of the net sale proceeds, including the escrowed funds, is $3,405,519.

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

(iii)(a) Agreement of Sale dated March 12, 1997 relating to the sale of the Woods Apartments, Austin, Texas, previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated March 12, 1997 is incorporated herein by reference.

(iii)(b) Letter Agreement dated March 20, 1997 relating to the sale of the Woods Apartments, Austin, Texas, previously filed as Exhibit (2)(c) to the Registrant's Current Report on Form 8-K dated December 18, 1996 is incorporated herein by reference.

(iii)(c) Letter of Agreement dated March 14, 1997 relating to the sale of the Woods Apartments, Austin, Texas, previously filed as Exhibit (99)(i) to the Registrant's Current Report on Form 8-K dated March 14, 1997 is incorporated herein by reference.

(iii)(d) Letter Agreement dated March 31, 1997 relating to the sale of the Woods Apartments, Austin, Texas, previously filed as Exhibit (99)(ii) to the Registrant's Current Report on Form 8-K dated March 14, 1997 is incorporated herein by reference.

(iii)(e) Letter Agreement dated April 3, 1997 relating to the sale of the Woods Apartments, Austin, Texas, previously filed as Exhibit (99)(iii) to the Registrant's Current Report on Form 8-K dated March 14, 1997 is incorporated herein by reference.

(iv)(a) Agreement of Sale relating to the sale of the Brookhollow/Stemmons Center Office Building, Dallas, Texas previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated March 14, 1997 is incorporated herein by reference.

(iv)(b) Amendment No.1 to Agreement of Sale relating to the sale of Brookhollow/Stemmons Center Office Building, Dallas, Texas, is attached hereto.

(v) Agreement of Sale relating to the sale of Orchards Shopping Center, Loveland, Colorado, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated April 14, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ended March 31, 1997 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated January 9, 1997 and filed on January 24, 1997, reporting the sale of the Carmel on Providence Apartments loan and a contract to sell The Woods Apartments, Austin, Texas, which contract was subsequently terminated, was filed.

(ii) A Current Report on Form 8-K dated December 18, 1996 and filed on March 25, 1997, reporting a new contract to sell The Woods Apartments, Austin, Texas, was filed.

(iii) A Current Report on Form 8-K dated March 14, 1997 was filed on April 11, 1997 reporting the contract to sell the Brookhollow/Stemmons Center office complex, Dallas, Texas and letter agreements relating to the contract to sell The Woods Apartments, Austin, Texas.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR PENSION INVESTORS-III



                              By:  /s/ Thomas E. Meador
                                  ------------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Mortgage Advisors-II, the General Partner


                              By:  /s/ Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Mortgage Advisors-II, the General
                                  Partner



Date:  May 13, 1997
      ----------------