Form 10-Q
period 1997-06-30
BALCOR PENSION INVESTORS III
filed 1997-08-14
CIK 357329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                    1997          1996
                                               ------------- -------------
Cash and cash equivalents                      $ 21,691,767  $ 19,044,458
Cash and cash equivalents - Early
  Investment Incentive Fund                       2,671,554     1,156,294
Escrow deposits                                                   126,507
Accounts and accrued interest receivable            517,877        98,863
Prepaid expenses                                                   33,582
Deferred expenses, net of accumulated
  amortization of $53,115 in 1996                                   9,373
                                               ------------- -------------
                                                 24,881,198    20,469,077
                                               ------------- -------------

Real estate held for sale                                      14,214,705

Investment in joint ventures with affiliates        290,650     3,251,208
                                               ------------- -------------
                                                    290,650    17,465,913
                                               ------------- -------------
                                               $ 25,171,848  $ 37,934,990
                                               ============= =============


                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                               $     30,426  $    310,198
Due to affiliates                                    89,025        74,164
Other liablilities, principally real
  estate taxes and escrow deposits                                384,433
Security deposits                                                  83,571
Mortgage notes payable                                          1,622,593
                                               ------------- -------------
    Total liabilities                               119,451     2,474,959
                                               ------------- -------------

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)
                                  (Continued)


Commitments and contingencies

Limited Partners' capital (237,476
  Interests issued)                              31,423,701    41,613,648
Less Interests held by Early Investment
  Incentive Fund (21,249 at June 30, 1997
  and December 31, 1996)                         (7,024,362)   (7,024,362)
                                               ------------- -------------
                                                 24,399,339    34,589,286
General Partner's capital                           653,058       870,745
                                               ------------- -------------
    Total partners' capital                      25,052,397    35,460,031
                                               ------------- -------------
                                               $ 25,171,848  $ 37,934,990
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                    1997          1996
                                               ------------- -------------
Income:
  Interest on loans receivable                               $  2,783,314
  Less interest on loans
    payable - underlying mortgages                              1,604,819
                                                             -------------
  Net interest income on loans receivable                       1,178,495

  Income from operations of
    real estate held for sale                  $    627,611       787,327
  Participation in income
    of joint ventures with affiliates               441,062       264,908
  Interest on short-term investments                410,431       181,179
                                               ------------- -------------
      Total income                                1,479,104     2,411,909
                                               ------------- -------------
Expenses:
  Administrative                                    224,321       400,051
                                               ------------- -------------
      Total expenses                                224,321       400,051
                                               ------------- -------------
Income before gain on sales of real
  estate and extraordinary item                   1,254,783     2,011,858

Gain on sales of real estate                      2,503,098
                                               ------------- -------------
Income before extraordinary item                  3,757,881     2,011,858

Extraordinary item:
  Debt extinguishment expenses                      (35,392)
                                               ------------- -------------
Net income                                     $  3,722,489  $  2,011,858
                                               ============= =============
Income before extraordinary item
  allocated to General Partner                         None  $    150,889
                                               ============= =============
Income before extraordinary item
  allocated to Limited Partners                $  3,757,881  $  1,860,969
                                               ============= =============
Income before extraordinary item per
  average number of Limited Partnership
  Interests outstanding (216,227 in 1997
  and 221,381 in 1996)                         $      17.38  $       8.41
                                               ============= =============

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Extraordinary item allocated to
  General Partner                                      None          None
                                               ============= =============
Extraordinary item allocated to
  Limited Partners                             $    (35,392)         None
                                               ============= =============
Extraordinary item per average number
  of Limited Partnership Interests
  outstanding (216,227 in 1997
  and 221,381 in 1996)                         $      (0.16)         None
                                               ============= =============

Net income allocated to General Partner                None  $    150,889
                                               ============= =============
Net income allocated to Limited Partners       $  3,722,489  $  1,860,969
                                               ============= =============
Net income per average number of Limited
  Partnership Interests outstanding
  (216,227 in 1997 and 221,381 in 1996)        $      17.22  $       8.41
                                               ============= =============
Distributions to General Partner               $    296,846  $    158,318
                                               ============= =============
Settlement Distribution to Limited Partners    $     30,670          None
                                               ============= =============
Distributions to Limited Partners              $ 13,881,766  $  6,854,080
                                               ============= =============
Distributions per Limited Partnership
  Interest outstanding                         $      64.20  $      30.96
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)


                                                    1997          1996
                                               ------------- -------------
Income:
  Interest on loans receivable                               $  1,415,883
  Less interest on loans
    payable - underlying mortgages                                785,638
                                                             -------------
  Net interest income on loans receivable                         630,245

  Income from operations of
    real estate held for sale                  $    242,349       406,593
  Participation in income
    of joint ventures with affiliates               448,996       128,260
  Interest on short-term investments                243,197        80,529
                                               ------------- -------------
      Total income                                  934,542     1,245,627
                                               ------------- -------------

Expenses:
  Administrative                                     96,374       310,493
                                               ------------- -------------
      Total expenses                                 96,374       310,493
                                               ------------- -------------
Income before gain on sales of real
  estate and extraordinary item                     838,168       935,134

Gain on sales of real estate                      2,503,098
                                               ------------- -------------
Income before extraordinary item                  3,341,266       935,134

Extraordinary item:
  Debt extinguishment expenses                      (35,392)
                                               ------------- -------------
Net income                                     $  3,305,874  $    935,134
                                               ============= =============
(Loss) income before extraordinary item
  allocated to General Partner                 $    (31,246) $     70,135
                                               ============= =============
Income before extraordinary item
  allocated to Limited Partners                $  3,372,512  $    864,999
                                               ============= =============
Income before extraordinary item per
  average number of Limited Partnership
  Interests outstanding (216,227 in 1997
  and 221,377 in 1996)                         $      15.60  $       3.91
                                               ============= =============

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

Extraordinary item allocated to
  General Partner                                      None          None
                                               ============= =============
Extraordinary item allocated to
  Limited Partners                             $    (35,392)         None
                                               ============= =============
Extraordinary item per average number
  of Limited Partnership Interests
  outstanding (216,227 in 1997
  and 221,377 in 1996)                         $      (0.16)         None
                                               ============= =============

Net (loss) income allocated to General Partner $    (31,246) $     70,135
                                               ============= =============
Net income allocated to Limited Partners       $  3,337,120  $    864,999
                                               ============= =============
Net income per average number of Limited
  Partnership Interests outstanding
  (216,227 in 1997 and 221,377 in 1996)        $      15.44  $       3.91
                                               ============= =============
Distribution to General Partner                $    217,687  $     79,159
                                               ============= =============
Distribution to Limited Partners               $  4,367,784  $    885,540
                                               ============= =============
Distribution per Limited Partnership
  Interest outstanding                         $      20.20  $       4.00
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                         Balcor Pension Investors-III
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)


                                                    1997          1996
                                               ------------- -------------
Operating activities:
  Net income                                   $  3,722,489  $  2,011,858
  Adjustments to reconcile net income to net
    cash (used in) or provided by
      operating activities:
      Gain on sales of real estate               (2,503,098)
      Debt extinguishment expense                     3,329
      Participation in income of
        joint ventures with affiliates             (441,062)     (264,908)
      Amortization of deferred expenses               6,044         6,248
      Net change in:
        Escrow deposits                             126,507        69,311
        Accounts and accrued
          interest receivable                      (419,014)       91,406
        Prepaid expenses                             33,582       (48,236)
        Accounts payable                           (279,772)       (6,830)
        Due to affiliates                            14,861         9,964
        Other liabilities                          (384,433)     (119,768)
        Security deposits                           (83,571)            6
                                               ------------- -------------
Net cash (used in) or provided by operating
    activities                                     (204,138)    1,749,051
                                               ------------- -------------
Investing activities:
  Distributions from joint
    venture partners - affiliates                 3,469,211       153,264
  Capital contribution to joint venture
    partners - affiliate                            (67,591)
  Collection of principal payments
    on loans receivable                                         1,507,535
  Proceeds from sales of real estate             17,200,000
  Costs incurred in connection
    with sales of real estate                      (482,197)
                                               ------------- -------------
Net cash provided by investing activities        20,119,423     1,660,799
                                               ------------- -------------

                         Balcor Pension Investors-III
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Financing activities:
  Distributions to Limited Partners             (13,912,436)   (6,854,080)
  Distributions to General Partner                 (296,846)     (158,318)
  Contribution by General Partner                    79,159
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund              (1,515,260)     (393,614)
  Repurchase of Limited Partnership
    Interests                                                    (177,345)
  Principal payments on underlying
    loans payable                                                (435,570)
  Principal payments on mortgage
    notes payable                                   (19,461)      (21,346)
  Repayment of mortgage notes payable            (1,603,132)
                                               ------------- -------------
  Net cash used in financing activities         (17,267,976)   (8,040,273)
                                               ------------- -------------

Net change in cash and cash equivalents           2,647,309    (4,630,423)
Cash and cash equivalents at beginning
  of period                                      19,044,458    11,344,948
                                               ------------- -------------
Cash and cash equivalents at end of period     $ 21,691,767  $  6,714,525
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was not allocated any income or loss during the six months ended June 30, 1997 for financial statement purposes.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997 and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership received a repayment of the Pepper Square Apartments loan receivable, a discounted prepayment of the Corporate Campus I Office Building loan receivable and sold its interest in the Seafirst Financial Center, Bannockburn Executive Plaza and Carmel on Providence Apartments loans receivable. In addition, during December 1996, the General Partner sold the Perimeter 400 Center Office Building, a property in which the Partnership held a minority joint venture interest. During April 1997, the Partnership sold the Woods Apartments and the General Partner sold the Brookhollow/Stemmons Office Building, a property in which the Partnership held a minority joint venture interest. During June 1997, the Partnership sold the Orchards Shopping Center, the remaining property in its portfolio. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 9 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the six months ended June 30, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable on properties owned by the Partnership of $69,212 and $76,658, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter     Payable
                                    ------------  ---------   ----------
   Mortgage servicing fees          $    192          None        None
   Reimbursement of expenses to
     the General Partner, at cost     56,967       $33,990     $89,025

The General Partner made a contribution of $79,159 to the Partnership in connection with the settlement of certain litigation as further discussed in
Note 8 of Notes to Financial Statements.

5. Investment in Joint Ventures with Affiliates:

(a) The Partnership owned a 27.5% joint venture interest in the Brookhollow/Stemmons Office Building. During April 1997, the General Partner sold the property in an all cash sale for $12,724,000. From the proceeds of the sale, the joint venture paid $340,293 in selling costs. In connection with the sale, the joint venture wrote off $903,384 of accounts receivable related to rental abatements and scheduled rent increases, which has been recorded as a reduction of the gain. The basis of the property was $11,074,128. For financial statement purposes, the joint venture recognized a gain of $406,195, all of which was allocated to the Partnership. Pursuant to the sale agreement, $250,000 of the sale proceeds has been placed in an escrow and will not be disbursed to the joint venture until earlier of the settlement of any claims presented by the purchaser or October 1997. The Partnership's share is $68,750.

For financial statement purposes, in previous years joint venture partners were allocated income and loss in accordance with the profit and loss percentages in the joint venture agreement. In order for the capital accounts of the joint venture partners to appropriately reflect their respective remaining economic interests, the Partnership received an adjusted income allocation during 1997.

The following information has been summarized from the financial statements of the joint venture for the six months ended June 30, 1997:

   Total income                                $  745,420
   Loss before gain on sale                       158,411
   Gain on sale                                   406,195
   Net income                                     247,784

(b) The Perimeter 400 Center Office Building was owned by a joint venture consisting of the Partnership and three affiliates. During December 1996, the General Partner sold the property. Pursuant to the sale agreement, $1,750,000 of the sale proceeds was retained by the joint venture and is unavailable for distribution until September 1997. The Partnership's share of the proceeds is $221,900.

6. Sales of Real Estate:

(a) In April 1997, the Partnership sold the Woods Apartments in an all cash sale for $10,000,000. From the proceeds of the sale, the Partnership paid $230,158 in selling costs. The basis of the property was $7,523,705. For financial statement purposes, the Partnership recognized a gain of $2,246,137 from the sale of this property.

(b) In June 1997, the Partnership sold the Orchards Shopping Center in an all cash sale for $7,200,000. From the proceeds of the sale, the Partnership paid $1,603,132 to the third party mortgage holder in full satisfaction of the first mortgage loan, $252,039 in selling costs and $32,063 in prepayment penalties. The basis of the property was $6,691,000. For financial statement purposes, the Partnership recognized a gain of $256,961 from the sale of this property.

7. Extraordinary Item:

In June 1997, the Partnership sold the Orchards Shopping Center. In connection with the sale, the Partnership paid $32,063 of prepayment penalties and wrote off the remaining unamortized deferred expenses in the amount of $3,329. These amounts were recognized as debt extinguishment expense.

8. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $79,159 to the Partnership, of which the plaintiffs' counsel received $7,916 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of the remaining amount of $71,243 ($.33 per Interest) to members of the class pursuant to the settlement. Of the settlement amount, $30,670 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $40,573 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. The settlement had no material financial impact on the Partnership.

9. Contingency:

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

10. Subsequent Event:

In July 1997, the Partnership paid $18,523,132 ($78.00 per Interest) representing the regular quarterly distribution of available Cash Flow of $4.00 per Interest, a special distribution of $9.00 per Interest from Cash Flow from the sales of the Woods Apartments and the Orchards Shopping Center and $65.00 per Interest from Mortgage Reductions from proceeds received in connection with these sales and the sale of the Brookhollow/Stemmons Office Building.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-III (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $118,738,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-two loans. In addition, proceeds from prior loan repayments were used to fund five additional loans. The Partnership received repayments on two loans and sold its interest in three loans during 1996. In addition, in April 1997 the Partnership sold the Woods Apartments and the General Partner sold the Brookhollow/Stemmons Office Building, a property in which the Partnership held a minority joint venture interest. The Partnership sold the Orchards Shopping Center, its remaining property, in June 1997.

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

Operations
----------

Summary of Operations
---------------------

During the second quarter of 1997, the Partnership sold the Woods Apartments and the Orchards Shopping Center and recognized gains on the sales. In addition, in April 1997 the Partnership recognized its share of the gain on the sale of the Brookhollow/Stemmons Office Building. During 1996, the Partnership received repayments on two loans and sold three loans, which resulted in the cessation of net interest income on loans receivable and partially offset the 1997 gains on sales of real estate. The net effect of these events resulted in an increase in net income for the six months and quarter ended June 30, 1997 as compared to the same periods in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the six months and quarters ended June 30, 1997 and 1996.

The repayments and sales of the Partnership's remaining five loans during 1996 caused net interest income on loans receivable to cease during 1996.

Operations of real estate held for sale represent the net operations of the properties acquired by the Partnership through foreclosure. The Partnership sold the Woods Apartments and Orchards Shopping Center in April and June 1997, respectively. The timing of these sales resulted in a decrease in income from operations of real estate held for sale during 1997 as compared to 1996.

Participation in income of joint ventures with affiliates represents the Partnership's 27.5% and 12.68% shares of income from the Brookhollow/Stemmons and Perimeter 400 office buildings, respectively. In April 1997, the General Partner sold the Brookhollow/Stemmons Center Office Building and the Partnership recognized its share of the gain on the sale. In December 1996, the General Partner sold the Perimeter 400 Center Office Building which was generating income prior to its sale. The net effect resulted in increased participation in income of joint ventures with affiliates during 1997 as compared to 1996.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement, assessments of property operations and the property's estimated sales prices less closing costs. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize any provisions for potential losses related to its loans or real estate held for sale during 1997 and 1996.

Due to higher average cash balances during 1997 as a result of the timing of the distribution of the proceeds received in connection with the 1996 sale of the Carmel on Providence loan and 1997 sales of the Woods Apartments, the Orchards Shopping Center and the Brookhollow/Stemmons Office Building, interest income on short-term investments increased during 1997 as compared to 1996.

Consulting and postage costs incurred in connection with a response to a tender offer during the second quarter of 1996 resulted in a decrease in administrative expenses during 1997 as compared to 1996. This decrease was partially offset by a payment made during 1997 by the General Partner relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership which was recognized as an administrative expense.

During 1997, the Partnership recognized gains of $2,246,137 and $256,961 in connection with the sales of the Woods Apartments and the Orchards Shopping Center, respectively.

In connection with the June 1997 sale of the Orchards Shopping Center, the Partnership paid a prepayment penalty of $32,063 and wrote off the remaining unamortized deferred expenses of $3,329. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $2,647,000 as of June 30, 1997 when compared to December 31, 1996 primarily due to the net proceeds received from the 1997 sales of the Woods Apartments, the Orchards Shopping Center and the Brookhollow/Stemmons Office Building, which was partially offset by the payment of special distributions from the remaining available 1996 sales proceeds to Limited Partners. The Partnership used cash totaling approximately $204,000 in its operating activities. The payment of administrative expenses and expenses related to certain of the Partnership's loans sold during 1996 were partially offset by the revenue generated from property operations and interest income received on short-term investments. The Partnership generated approximately $20,119,000 from investing activities consisting of net proceeds received in connection with the sales of the Partnership's remaining properties and net distributions from joint ventures with affiliates. The Partnership used cash of approximately $17,268,000 to fund its financing activities which consisted primarily of the payment of distributions to the Limited Partners of approximately $13,912,000, an increase in restricted cash and cash equivalents in the Early Investment Incentive Fund of approximately $1,515,000 and the repayment of mortgage notes payable of approximately $1,603,000. In addition, in July 1997 the Partnership made a special distribution of $17,573,228 to the Limited Partners as discussed below.

In April 1997, the Partnership sold the Woods Apartments in an all cash sale for $10,000,000. From the proceeds of the sale, the Partnership paid $230,158 in selling costs. Pursuant to the terms of the sale, $200,000 of the proceeds were retained by the Partnership until June 1997, at which time the full amount of the holdback was released. The available proceeds were distributed to the Limited Partners in July 1997. See Note 6 of Notes to the Financial Statements for additional information.

In June 1997, the Partnership sold the Orchards Shopping Center in an all cash sale for $7,200,000. From the proceeds of the sale, the Partnership paid $1,603,132 to the third party mortgage holder in full satisfaction of the first mortgage loan, $252,039 in selling costs and $32,063 in prepayment penalties. The remainder of the available proceeds were distributed to the Limited Partners in July 1997. See Note 6 of Notes to the Financial Statements for additional information.

The Brookhollow/Stemmons Office Building was owned by a joint venture consisting of the Partnership and an affiliate. In April 1997, the General Partner sold the property in an all cash sale for $12,724,000. From the proceeds of the sale, the joint venture paid $340,293 in selling costs. The net proceeds of the sale were $12,383,707 of which $3,405,519 was the Partnership's share. Pursuant to the terms of the sale, $250,000 of the sales proceeds has been placed in an escrow and will not be disbursed to the joint venture until the earlier of the settlement of any claims presented by the purchaser or October 1997. The Partnership's share is $68,750. The remainder of the available proceeds received by the Partnership were distributed to the Limited Partners in July 1997. See Note 5 of Notes to Financial Statements for additional information.

During 1996, the Partnership received a repayment of the Pepper Square Apartments loan receivable, a discounted prepayment of the Corporate Campus I Office Building loan receivable and sold its interest in the Seafirst Financial Center, Bannockburn Executive Plaza and Carmel on Providence Apartments loans receivable. In addition, during December 1996, the General Partner sold the

Perimeter 400 Center Office Building, a property in which the Partnership held a minority joint venture interest. During April 1997, the Partnership sold the Woods Apartments and the General Partner sold the Brookhollow/Stemmons Office Building, a property in which the Partnership held a minority joint venture interest. The Partnership sold the Orchards Shopping Center, the remaining property in its portfolio, during June 1997. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 9 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In February 1997, the General Partner made a settlement payment of $71,243 ($.33 per Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. al.
v. Balcor Pension Investors, et. al. class action lawsuit. The General Partner made a contribution of $79,159 to the Partnership, of which the plaintiffs' attorney received $7,916 pursuant to the settlement agreement. Of the remaining settlement amount, $30,670 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $40,573 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements.

In July 1997, the Partnership paid a distribution of $18,523,132 ($78.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution for the second quarter of 1997 of $4.00 of Cash Flow per Interest, a special distribution of $9.00 per Interest from Cash Flow from the sale of the Woods Apartments and the Orchards Shopping Center and $65.00 per Interest from Mortgage Reductions received in connection with the sale of these properties and the sale of the Brookhollow/Stemmons Office Building. Including the July 1997 distribution, Limited Partners have received cash distributions totaling $870.46 per $500 Interest. Of this amount, $503.30 represents Cash Flow from operations and $367.16 represents a return of Original Capital. In July 1997, the Partnership also paid $257,266 to the General Partner as its distributive share of Cash Flow distributed for the second quarter of 1997 and made a contribution to the Early Investment Incentive Fund in the amount of $85,755. Since all of the Partnership's properties have been sold, no additional quarterly distributions are expected. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

                        BALCOR PENSION INVESTORS - III
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 5.  Other Information
--------------------------

Orchards Shopping Center
------------------------

As previously reported, on April 14, 1997, the Partnership contracted to sell the Orchards Shopping Center, Loveland, Colorado, to an unaffiliated party, 29th Street Investments, LLC, a Colorado limited liability company, for a sale price of $7,200,000. The closing was extended and the sale closed on June 16, 1997. From the proceeds of the sale, the Partnership repaid the outstanding principal balance of the first mortgage loan of $1,603,132, paid a prepayment penalty of $32,063 and $252,000 as a brokerage commission to two unaffiliated parties, one of which is an affiliate of the third party providing property management services for the property. The purchaser paid all closing costs relating to the sale, including title charges. The Partnership received the remaining sale proceeds of approximately $5,313,000.

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

(iii)(d) Letter Agreement dated June 30, 1997 relating to the sale of the Woods Apartments, Austin, Texas, previously filed as Exhibit (99)(ii) to the Registrant's Current Report on Form 8-K dated March 14, 1997 is incorporated herein by reference.

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

(iv)(b) Amendment No. 1 to Agreement of Sale relating to the sale of Brookhollow/Stemmons Center Office Building, Dallas, Texas, previously filed as Exhibit (10)(iv)(b) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(v) Agreement of Sale relating to the sale of Orchards Shopping Center, Loveland, Colorado, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated April 14, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six months ended June 30, 1997 is attached hereto.

(b) Reports on Form 8-K:

(i) Current Report on Form 8-K dated March 14, 1997 was filed on April 11, 1997 reporting the contract to sell the Brookhollow/Stemmons Center office complex, Dallas, Texas and letter agreements relating to the contract to sell The Woods Apartments, Austin, Texas.

(ii) A Current Report on Form 8-K dated April 14, 1997 was filed on April 28, 1997, reporting the contract to sell the Orchards Shopping Center, Loveland, Colorado.

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



Date:  August 14, 1997
      --------------------