Form 10-Q
period 1997-09-30
BALCOR PENSION INVESTORS III
filed 1997-11-10
CIK 357329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                     ASSETS

                                                 1997            1996
                                            --------------  --------------
Cash and cash equivalents                   $   3,512,982   $  19,044,458
Cash and cash equivalents - Early
  Investment Incentive Fund                     4,462,268       1,156,294
Escrow deposits                                                   126,507
Accounts and accrued interest receivable           57,518          98,863
Prepaid expenses                                                   33,582
Deferred expenses, net of accumulated
  amortization of $53,115 in 1996                                   9,373
                                            --------------  --------------
                                                8,032,768      20,469,077
                                            --------------  --------------

Real estate held for sale                                      14,214,705

Investment in joint ventures with
  affiliates                                       68,750       3,251,208
                                            --------------   -------------
                                                   68,750      17,465,913
                                            --------------   -------------
                                            $   8,101,518   $  37,934,990
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      28,202   $     310,198
Due to affiliates                                  72,565          74,164
Other liablilities, principally real
  estate taxes and escrow deposits                                384,433
Security deposits                                                  83,571
Mortgage notes payable                                          1,622,593
                                            --------------   -------------
    Total liabilities                             100,767       2,474,959
                                            --------------  --------------

Commitments and contingencies

Limited Partners' capital (237,476
  Interests issued)                            14,629,321      41,613,648
Less Interests held by Early Investment
  Incentive Fund (21,249 at
  September 30, 1997 and December 31, 1996)    (7,024,362)     (7,024,362)
                                            --------------  --------------

                          BALCOR PENSION INVESTORS III
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                   (Unaudited)
                                   (Continued)

                                     ASSETS

                                                 1997            1996
                                            --------------  --------------
                                                7,604,959      34,589,286
General Partner's capital                         395,792         870,745
                                            --------------  --------------
    Total partners' capital                     8,000,751      35,460,031
                                            --------------  --------------
                                            $   8,101,518   $  37,934,990
                                            ==============  ==============


The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
            for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)


                                                 1997            1996
                                            --------------  --------------
Income:
  Interest on loans receivable                              $   4,407,482
  Less interest on loans
    payable - underlying mortgages                              2,137,926
                                                            --------------
  Net interest income on loans receivable                       2,269,556

  Income from operations of
    real estate held for sale               $     619,335       1,191,597
  Participation in income
    of joint ventures with affiliates             441,062         434,971
  Interest on short-term investments              564,733         324,075
  Recovery of losses on loans                                   2,787,817
                                            --------------  --------------
      Total income                              1,625,130       7,008,016
                                            --------------  --------------

Expenses:
  Administrative                                  299,031         563,093
                                             -------------  --------------
      Total expenses                              299,031         563,093
                                             -------------  --------------
Income before gains on sales of real
  estate and extraordinary item                 1,326,099       6,444,923

Gains on sales of real estate                   2,503,098
                                             -------------  --------------
Income before extraordinary item                3,829,197       6,444,923

Extraordinary item:
  Debt extinguishment expenses                    (35,392)
                                            --------------  --------------
Net income                                  $   3,793,805   $   6,444,923
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner                       None   $     483,369
                                            ==============  ==============
Income before extraordinary item
  allocated to Limited Partners             $   3,829,197   $   5,961,554
                                            ==============  ==============

                         BALCOR PENSION INVESTORS III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
            for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                 1997            1996
                                            --------------  --------------
Income before extraordinary item per
  average number of Limited Partnership
  Interests outstanding (216,227 in 1997
  and 221,088 in 1996)                      $       17.71   $       26.96
                                            ==============  ==============
Extraordinary item allocated to
  General Partner                                    None            None
                                            ==============  ==============
Extraordinary item allocated to
  Limited Partners                          $     (35,392)           None
                                            ==============  ==============
Extraordinary item per average number
  of Limited Partnership Interests
  outstanding (216,227 in 1997
  and 221,088 in 1996)                      $       (0.16)           None
                                            ==============  ==============

Net income allocated to General Partner              None   $     483,369
                                            ==============  ==============
Net income allocated to Limited Partners    $   3,793,805   $   5,961,554
                                            ==============  ==============
Net income per average number of Limited
  Partnership Interests outstanding
  (216,227 in 1997 and 221,088 in 1996)     $       17.55   $       26.96
                                            ==============  ==============
Distributions to General Partner            $     554,112   $     286,951
                                            ==============  ==============
Settlement Distribution to Limited Partners $      30,670            None
                                            ==============  ==============
Distributions to Limited Partners           $  30,747,462   $   9,142,775
                                            ==============  ==============
Distributions per Limited Partnership
  Interest outstanding                      $      142.20   $       41.34
                                            ==============  ==============


The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)


                                                 1997            1996
                                            --------------  --------------
Income:
  Interest on loans receivable                              $   1,624,168
  Less interest on loans
    payable - underlying mortgages                                533,107
                                                            --------------
  Net interest income on loans receivable                       1,091,061

  (Loss) income from operations of
    real estate held for sale               $      (8,276)        404,270
  Participation in income
    of joint ventures with affiliates                             170,063
  Interest on short-term investments              154,302         142,896
  Recovery of losses on loans                                   2,787,817
                                            --------------  --------------
      Total income                                146,026       4,596,107
                                            --------------  --------------

Expenses:
  Administrative                                   74,710         163,042
                                            --------------  --------------
      Total expenses                               74,710         163,042
                                            --------------  --------------
Net income                                  $      71,316   $   4,433,065
                                            ==============  ==============
Net income allocated to General Partner              None   $     332,480
                                            ==============  ==============
Net income allocated to Limited Partners    $      71,316   $   4,100,585
                                            ==============  ==============
Net income per average number of Limited
  Partnership Interests outstanding
  (216,227 in 1997 and 220,508 in 1996)     $        0.33   $       18.60
                                            ==============  ==============
Distribution to General Partner             $     257,266   $     128,633
                                            ==============  ==============
Distribution to Limited Partners            $  16,865,696   $   2,288,695
                                            ==============  ==============
Distribution per Limited Partnership
  Interest outstanding                      $       78.00   $       10.38
                                            ==============  ==============


The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS III
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                 1997            1996
                                            --------------  --------------
Operating activities:
  Net income                                $   3,793,805   $   6,444,923
  Adjustments to reconcile net income
    to net cash provided by operating
      activities:
      Gains on sales of real estate            (2,503,098)
      Debt extinguishment expense                   3,329
      Participation in income of
        joint ventures with affiliates           (441,062)       (434,971)
      Recovery of losses on loans                              (2,787,817)
      Amortization of deferred expenses             6,044           9,373
      Net change in:
        Escrow deposits                           126,507          34,904
        Escrow deposits - restricted                             (250,000)
        Accounts and accrued
          interest receivable                      41,345          56,228
        Prepaid expenses                           33,582         (25,504)
        Accounts payable                         (281,996)         55,619
        Due to affiliates                          (1,599)         27,994
        Other liabilities                        (384,433)       (219,778)
        Security deposits                         (83,571)         (1,464)
                                            --------------   -------------
Net cash provided by operating activities         308,853       2,909,507
                                            --------------   -------------
Investing activities:
  Distributions from joint
    venture partners - affiliates               3,691,111         278,828
  Capital contribution to joint venture
    partners - affiliate                          (67,591)
  Collection of principal payments
    on loans receivable                                         4,362,969
  Proceeds from sales of real estate           17,200,000
  Proceeds from sale of note receivable                         8,344,608
  Costs incurred in connection
    with sales of real estate                    (482,197)
  Costs incurred in connection with
    sale of note receivable                                      (296,500)
                                            --------------  --------------
Net cash provided by investing activities      20,341,323      12,689,905
                                            --------------  --------------

Financing activities:
  Distributions to Limited Partners           (30,778,132)     (9,142,775)
  Distributions to General Partner               (554,112)       (286,951)

                         BALCOR PENSION INVESTORS III
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                 1997            1996
                                            --------------  --------------
  Contribution by General Partner                  79,159
  (Increase) decrease in cash and cash
    and cash equivalents - Early
    Investment Incentive Fund                  (3,305,974)         44,957
  Repurchase of Limited Partnership
    Interests                                                    (846,051)
  Principal payments on underlying
    loans payable                                                (577,686)
  Principal payments on mortgage
    notes payable                                 (19,461)        (32,393)
  Repayment of mortgage notes payable          (1,603,132)
                                            --------------  --------------
  Net cash used in financing activities       (36,181,652)    (10,840,899)
                                            --------------  --------------

Net change in cash and cash equivalents       (15,531,476)      4,758,513
Cash and cash equivalents at beginning
  of period                                    19,044,458      11,344,948
                                            --------------  --------------
Cash and cash equivalents at end of period  $   3,512,982   $  16,103,461
                                            ==============  ==============


The accompanying notes are an integral part of the financial statements.

                            BALCOR PENSION INVESTORS-III
                          (An Illinois Limited Partnership)

                            NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the income allocation between the partners has been adjusted for financial statement purposes in 1997.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997 and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership received a repayment of the Pepper Square Apartments loan receivable, a discounted prepayment of the Corporate Campus I Office Building loan receivable and sold its interest in the Seafirst Financial Center, Bannockburn Executive Plaza and Carmel on Providence Apartments loans receivable. In addition, during December 1996, the General Partner sold the Perimeter 400 Center Office Building, a property in which the Partnership held a minority joint venture interest. During April 1997, the Partnership sold the Woods Apartments and the General Partner sold the Brookhollow/Stemmons Office Building, a property in which the Partnership held a minority joint venture interest. During June 1997, the Partnership sold the Orchards Shopping Center, the remaining property in its portfolio. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 9 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the nine months ended September 30, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable on properties owned by the Partnership of $69,212 and $114,613, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter     Payable
                                    ------------  ---------   ----------

   Mortgage servicing fees            $   192         None        None

   Reimbursement of expenses to
     the General Partner, at cost      84,623      $27,656     $72,565

The General Partner made a contribution of $79,159 to the Partnership in connection with the settlement of certain litigation as further discussed in
Note 8 of Notes to Financial Statements.

5. Investment in Joint Ventures with Affiliates:

(a) The Partnership owned a 27.5% joint venture interest in the Brookhollow/Stemmons Office Building. During April 1997, the General Partner sold the property in an all cash sale for $12,724,000. From the proceeds of the sale, the joint venture paid $340,293 in selling costs. In connection with the sale, the joint venture wrote off $903,384 of accounts receivable related to rental abatements and scheduled rent increases, which has been recorded as a reduction of the gain. The basis of the property was $11,074,128. For financial statement purposes, the joint venture recognized a gain of $406,195, all of which was allocated to the Partnership. Pursuant to the sale agreement, $250,000 of the sale proceeds were placed in an escrow and were not to be disbursed to the joint venture until the earlier of the settlement of any claims presented by the purchaser or October 1997. The funds were released in full and the Partnership's share was $68,750.

For financial statement purposes, in previous years joint venture partners were allocated income and loss in accordance with the profit and loss percentages in the joint venture agreement. In order for the capital accounts of the joint venture partners to appropriately reflect their remaining economic interests, the Partnership received an adjusted income allocation in 1997.

The following information has been summarized from the financial statements of the joint venture for the nine months ended September 30, 1997:

   Total income                                $  745,420
   Loss before gain on sale                       158,411
   Gain on sale                                   406,195
   Net income                                     247,784

(b) The Perimeter 400 Center Office Building was owned by a joint venture consisting of the Partnership and three affiliates. During December 1996, the General Partner sold the property. Pursuant to the sale agreement, $1,750,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until September 1997, at which time the funds were released in full. The Partnership's share of the proceeds was $221,900.

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

8. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $79,159 to the Partnership, of which the plaintiffs' counsel received $7,916 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of the remaining amount of $71,243 ($.33 per Interest) to members of the class pursuant to the settlement. Of the settlement amount, $30,670 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $40,573 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. Similar contributions and payments were made on the seven other partnerships included in the lawsuit in addition to those payments described above. The Balcor Company paid an additional $635,000 to the plaintiffs' class counsel and The Balcor Company received approximately $946,000 from the eight partnerships as a reimbursement of its legal expenses, of which $93,636 was the Partnership's share. The settlement had no material financial impact on the Partnership.

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

Operations
----------

Summary of Operations
---------------------

During the second quarter of 1997, the Partnership sold the Woods Apartments and the Orchards Shopping Center and recognized gains on the sales. As a result of these sales, income from operations of real estate held for sale decreased during the nine months and quarter ended September 30, 1997. In addition, in April 1997 the Partnership recognized its share of the gain on the sale of the Brookhollow/Stemmons Office Building. During 1996, the Partnership received repayments on two loans and sold three loans, which resulted in the cessation in 1997 of net interest income on loans receivable which offset the 1997 gains on sales of real estate. In addition, during the third quarter of 1996 the Partnership recognized recoveries of losses related to certain of the Partnership's loans. The net effect of these events resulted in a decrease in net income for the nine months and quarter ended September 30, 1997 as compared to the same periods in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the nine months and quarters ended September 30, 1997 and 1996.

The repayments and sales of the Partnership's remaining five loans during 1996 caused net interest income on loans receivable to cease during 1996.

Operations of real estate held for sale represent the net operations of the properties acquired by the Partnership through foreclosure. The Partnership sold the Woods Apartments and Orchards Shopping Center in April and June 1997, respectively. The timing of these sales resulted in a decrease in income from operations of real estate held for sale during the nine months ended September 30, 1997 as compared to the same period in 1996. The payment of expenses in 1997 related to properties sold in 1996 resulted in a loss during the quarter ended September 30, 1997 as compared to income during the same period in 1996.

Participation in income of joint ventures with affiliates represented the Partnership's 27.5% and 12.68% shares of income from the Brookhollow/Stemmons and Perimeter 400 office buildings, respectively. In April 1997, the General Partner sold the Brookhollow/Stemmons Center Office Building and the Partnership recognized its share of the gain on the sale. In December 1996, the General Partner sold the Perimeter 400 Center Office Building which was generating income prior to its sale. The net effect resulted in slightly higher participation in income of joint ventures with affiliates during the nine months ended September 30, 1997 as compared to the same period in 1996 and the cessation of participation in income of joint ventures with affiliates during the quarter ended September 30, 1997.

Provisions were charged to income when the General Partner believed an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value were made periodically on the basis of performance under the terms of the loan agreement, assessments of property operations and the property's estimated sales prices less closing costs. Determinations of fair value represented estimations based on many variables which affected the value of real estate, including economic and demographic conditions. The Partnership did not recognize any provisions for potential losses related to its loans or real estate held for sale during 1997 or 1996. During the nine months ended September 30, 1996 the Partnership recognized recoveries of $2,787,817 related to the Corporate Campus I Office Building and Seafirst Financial Center loans to provide for changes in the estimates of their fair value.

Due to higher average cash balances during 1997 as a result of the timing of the distribution of the proceeds received in connection with the 1996 sale of the Carmel on Providence loan and 1997 sales of the Woods Apartments, the Orchards Shopping Center and the Brookhollow/Stemmons Office Building, interest income on short-term investments increased during 1997 as compared to 1996.

Consulting, postage and printing costs incurred in connection with a response to a tender offer during the second quarter of 1996 resulted in a decrease in administrative expenses during 1997 as compared to 1996. Lower accounting and legal fees in 1997 also contributed to the decrease. The decrease was partially offset by a payment made during 1997 by the General Partner relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership which was recognized as an administrative expense.

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

Liquidity and Capital Resources
------------------------------

The cash position of the Partnership decreased by approximately $15,531,000 as of September 30, 1997 when compared to December 31, 1996 primarily due to the payment of special distributions from the remaining available 1996 property and loan sale proceeds and from the 1997 property sales proceeds, which was partially offset by the receipt of proceeds from the April 1997 sales of the Woods Apartments and Brookhollow/Stemmons Office Building and June 1997 sale of the Orchards Shopping Center. The Partnership generated cash totaling approximately $309,000 from its operating activities primarily from the revenue generated from property operations and interest income received on short-term investments, which was partially offset by the payment of administrative expenses and expenses related to certain of the Partnership's loans sold during 1996. The Partnership generated cash of approximately $20,341,000 from investing activities consisting of net proceeds received in connection with the sales of the Woods Apartments and the Orchards Shopping Center and net distributions from joint ventures with affiliates primarily representing the Partnership's share of the proceeds received from the sale of the Brookhollow/Stemmons Office Building. The Partnership used cash of approximately $36,181,000 to fund its financing activities which consisted primarily of the payment of distributions to the Limited Partners of approximately $30,778,000, the repayment of mortgage notes payable of approximately $1,603,000 and an increase in restricted cash and cash equivalents in the Early Investment Incentive Fund of approximately $3,306,000. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

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

The net proceeds of the sale were $12,383,707 of which $3,405,519 was the Partnership's share. Pursuant to the terms of the sale, $250,000 of the sales proceeds were placed in an escrow and were not to be disbursed to the joint venture until the earlier of the settlement of any claims presented by the purchaser or October 1997. The funds were released in full and the Partnership's share was $68,750. The remainder of the available proceeds received by the Partnership was distributed to the Limited Partners in July 1997. See Note 5 of Notes to Financial Statements for additional information.

The Perimeter 400 Center Office Building was owned by a joint venture consisting of the Partnership and three affiliates. During December 1996, the General Partner sold the property. Pursuant to the terms of the sale, the joint venture was required to retain $1,750,000 of the sale proceeds until September 1997, at which time the funds were released in full. The Partnership's share of the proceeds was $221,900.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership received a repayment of the Pepper Square Apartments loan receivable, a discounted prepayment of the Corporate Campus I Office Building loan receivable and sold its interest in the Seafirst Financial Center, Bannockburn Executive Plaza and Carmel on Providence Apartments loans receivable. In addition, during December 1996, the General Partner sold the Perimeter 400 Center Office Building, a property in which the Partnership held a minority joint venture interest. During April 1997, the Partnership sold the Woods Apartments and the General Partner sold the Brookhollow/Stemmons Office Building, a property in which the Partnership held a minority joint venture interest. The Partnership sold the Orchards Shopping Center, the remaining property in its portfolio, during June 1997. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 9 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In February 1997, the General Partner made a settlement payment of $71,243 ($.33 per Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. al.
v. Balcor Pension Investors, et. al. class action lawsuit. The General Partner made a contribution of $79,159 to the Partnership, of which the plaintiffs' attorney received $7,916 pursuant to the settlement agreement. Of the remaining settlement amount, $30,670 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $40,573 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. Similar contributions and payments were made on the seven other partnerships included in the lawsuit in addition to those payments described above. The Balcor Company paid an additional $635,000 to the plaintiffs' class counsel and The Balcor Company received approximately $946,000 from the eight partnerships as a reimbursement of its legal expenses, of which $93,636 was the Partnership's share.

To date, Limited Partners have received cash distributions totaling $870.46 per $500 Interest. Of this amount, $503.30 represents Cash Flow from operations and $367.16 represents a return of Original Capital. Since all of the Partnership's properties have been sold, no additional quarterly distributions are expected.

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

(27) Financial Data Schedule of the Registrant for the nine months ended September 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1997.

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


Date: November 10, 1997
      ----------------------------