Form 10-K
period 1997-12-31
BALCOR PENSION INVESTORS III
filed 1998-03-30
CIK 357329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                          -----------------
                                      OR

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

Item 1. Business
----------------

Balcor Pension Investors-III (the "Registrant") is a limited partnership formed in 1982 under the laws of the State of Illinois. The Registrant raised $118,738,000 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant originally funded thirty-two loans. A portion of the Mortgage Reductions generated by the repayments was invested in five additional loans. Eleven properties were acquired through foreclosure and two loans were reclassified as investment in joint ventures with affiliates. As of December 31, 1997, the Registrant has disposed of all of these investments.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Registrant received a repayment of the Pepper Square Apartments loan receivable and a discounted prepayment of the Corporate Campus I Office Building loan receivable. In addition, in 1996, the Registrant sold its interests in the Seafirst Financial Center, Bannockburn Executive Plaza and Carmel on Providence Apartments loans receivable. During 1996, the Perimeter 400 Center Office Building was sold, a property in which the Registrant held a minority joint venture interest. During 1997, the Registrant sold its remaining two properties, the Woods Apartments and Orchards Shopping Center. In addition, during 1997, the Brookhollow/Stemmons Center Office Building was sold, a property in which the Registrant held a minority joint venture interest. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". In the absence of any contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

During April and June 1997, the Registrant sold the Woods Apartments and Orchards Shopping Center in all cash sales for $10,000,000 and $7,200,000, respectively. In addition, the Brookhollow/Stemmons Center Office Building, in which the Registrant held a minority joint venture interest, was sold in April 1997 in an all cash sale for $12,724,000, of which $3,499,100 was the Registrant's share. See "Item 7. Liquidity and Capital Resources" for additional information.

The Registrant no longer has an ownership interest in any real estate. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Mortgage Advisors-II, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real property investments.

Item 3. Legal Proceedings
-------------------------

Dee vs. Walton Street Capital Acquisition II, LLC
-------------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton"") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the Chancery Court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs requested certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants filed motions to dismiss the complaint for failure to state a cause of action. On January 7, 1997, the Chancery Court denied the plaintiffs' motion for leave to amend the complaint and dismissed the matter for failure to state a cause of action, with prejudice.

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois. Plaintiff's brief was filed with the Appellate Court in September 1997. Defendants filed their reply briefs in January 1998. Oral arguments before the Appellate Court were held on March 18, 1998. The Appellate Court is expected to issue its opinion in the spring of 1998, although there can be no assurances on such date.

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

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

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

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 9,528.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                   -----------------------------------------------------------
                        1997       1996        1995         1994      1993
                   ----------- ----------- ----------- ----------- -----------
Total income       $1,752,573  $9,867,879  $7,464,674   $7,904,391   $6,125,896
Recovery of losses
  on loans and
  accrued interest
  receivable             None   3,475,817     756,370         None         None
Provision for
  losses on loans
  and accrued inter-
  est receivable         None        None     756,370      600,000    2,720,000
Income before
 gains on sales of
 assets and extra-
 ordinary item      1,383,045   9,170,726   6,001,706    6,379,013    2,541,797
Net income          3,850,751  10,489,409   8,542,352    6,498,855    3,141,300
Net income per
  average number of
  Limited Partner-
  ship Interests
  outstanding - Basic
  and Diluted           17.81       35.60       34.90        26.35        12.68
Total assets        8,132,457  37,934,990  48,074,826   77,868,675   81,568,277
Mortgage notes
  payable                None   1,622,593   1,666,291    7,153,074    8,436,279
Distributions per
  Limited Partner-
  ship Interest(A)   142.20(B)      87.34      132.12        34.35        20.00

(A) These amounts include distributions of Original Capital of $114.20, $58.84 and $109.12 per Limited Partnership Interest for the years 1997, 1996 and 1995, respectively.

(B) In addition to the above amounts, a special distribution of $0.33 per Interest was paid to class members including certain current investors in the Partnership pursuant to the settlement of a class action lawsuit.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------
Operations
----------

Summary of Operations
---------------------

During 1997, Balcor Pension Investors-III (the "Partnership") recognized gains related to the sales of its two remaining properties. In addition, in 1997 and 1996 the Partnership recognized its share of the gains on the sales of the properties held by joint ventures with affiliates in which the Partnership held minority interests. During 1996, the Partnership recognized a recovery of losses related to certain of the Partnership's loans and recognized a gain on the sale of two loans. The combined effect of these events resulted in a decrease in net income during 1997 as compared to 1996 and an increase in net income during 1996 as compared to 1995. During 1995, the Partnership recognized gains related to the sales of two properties, which partially offset the 1996 increase in net income. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Operations of real estate held for sale represent the net operations of the properties acquired by the Partnership through foreclosure. The Partnership sold the Woods Apartments and Orchards Shopping Center in April and June 1997, respectively, both of which were generating income prior to their sales. The timing of these sales resulted in a decrease in income from operations of real estate held for sale during 1997 as compared to 1996. During 1997, the Partnership recognized gains of $2,246,137 and $256,961 in connection with the sales of the Woods Apartments and the Orchards Shopping Center, respectively.

Participation in income of joint ventures with affiliates represented the Partnership's 27.5% and 12.68% shares of income from the Brookhollow/Stemmons and Perimeter 400 office buildings, respectively. In 1997 and 1996, the joint ventures sold the Brookhollow/Stemmons Center Office Building and the Perimeter 400 Center Office Building, respectively. The Partnership's share of the gain on the sale of the Perimeter 400 Center Office Building was higher than the gain recognized in connection with the sale of the Brookhollow/Stemmons Center, which resulted in a decrease in participation in income of joint ventures with affiliates in 1997 as compared to 1996.

Due to higher average cash balances during 1997 as a result of the timing of the distribution of the proceeds received in connection with the 1996 sale of the Carmel on Providence loan and 1997 sales of the Woods Apartments, the Orchards Shopping Center and the Brookhollow/Stemmons Office Building, interest income on short-term investments increased during 1997 as compared to 1996.

The Partnership recognized other income during 1997 in connection with a refund of prior years' insurance premiums relating to the Partnership's properties and a real estate tax refund related to the Crossings Shopping Center.

Provisions for potential losses were charged to income when the General Partner believed an impairment had occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value were made periodically on the basis of performance under the terms of the loan agreement, assessments of property operations and the property's estimated sales prices less closing costs. Determinations of fair value represented estimations based on many variables which affected the value of real estate, including economic and demographic conditions. The Partnership did not recognize any provisions for potential losses related to its loans or real estate held for sale during 1997 or 1996. During 1996 the Partnership recognized recoveries of $3,475,817 related to its loans. In addition, allowances of $467,813 related to the Corporate Campus I Office Building loan were written off in connection with the loan repayment during 1996.

Consulting, postage and printing costs incurred in connection with a response to a tender offer during 1996 resulted in a decrease in administrative expenses during 1997 as compared to 1996. Lower legal fees in 1997 also contributed to the decrease. The decrease was partially offset by a payment made during 1997 by the General Partner relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership, which was recognized as an administrative expense.

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

During 1996, the Partnership sold the two loans collateralized by Carmel on Providence Apartments and Bannockburn Executive Plaza, which were nonaccrual status prior to their sales. For nonaccrual loans, income was recorded only as cash payments were received from the borrower. The funds advanced by the Partnership for these two loans totaled approximately $6,200,000, representing approximately 6% of original funds advanced. During 1996, the Partnership received cash payments of net interest income totaling approximately $384,000 on the Carmel on Providence loan. The Partnership would have received approximately $330,000 of net interest income under the terms of the original loan agreement. Of the net interest income received, $54,000 related to costs incurred by the Partnership prior to the borrower's bankruptcy filing, which were added to the principal of the loan and which accrued interest, payable by the borrower on a quarterly basis. In addition, approximately $457,000 was received on the Bannockburn Executive Plaza loan.

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

During 1995, the Partnership recognized a provision and recovery of $756,370 related to one of its loans. Allowances of $1,070,329 related to the Colony Apartments loan were written off in connection with the loan repayment during 1995.

During 1995, the Partnership incurred legal, consulting, printing and postage costs in connection with its response to a tender offer. As a result, administrative expenses decreased by approximately $164,000 during 1996 as compared to 1995. During 1996, the Partnership incurred legal, consulting, printing and postage costs of approximately $155,000 in connection with its response to 1996 tender offers, which substantially offset the decrease.

During 1995, the Partnership recognized gains of $717,900 and $1,822,746 in connection with the sales of the Crossings Shopping Center and the Candlewyck Apartments, respectively.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $15,486,000 as of December 31, 1997 when compared to December 31, 1996 primarily due to the payment of distributions to Limited Partners in January 1997 from the remaining available 1996 property and loan sale proceeds. The Partnership generated cash totaling approximately $343,000 from its operating activities primarily from the revenue generated from property operations and interest income received on short-term investments, which was partially offset by the payment of administrative expenses and expenses related to certain of the Partnership's loans sold during 1996. The Partnership generated cash from investing activities consisting of net proceeds received in connection with the sales of the Woods Apartments and the Orchards Shopping Center of approximately $16,718,000 and net distributions from joint ventures with affiliates of approximately $3,692,000 primarily representing the Partnership's share of the proceeds received from the sale of the Brookhollow/Stemmons Center Office Building. The Partnership's financing activities consisted of the payment of distributions to the Partners of approximately $31,332,000, an increase in restricted cash and cash equivalents of approximately $3,364,000 due to the discontinuance of the repurchase of Interests from Limited Partners in 1997, a contribution by the General Partner to the Partnership in settlement of litigation of approximately $79,000, the repayment of the mortgage note payable of approximately $1,603,000 and principal payments on the mortgage note payable of approximately $19,000. In addition, in January 1998, the Partnership made a distribution to Limited Partners of $1,833,315, as discussed below.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership received a repayment of the Pepper Square Apartments loan receivable and a discounted prepayment of the Corporate Campus I Office Building loan receivable. In addition, in 1996, the Partnership sold its interest in the Seafirst Financial Center, Bannockburn Executive Plaza and Carmel on Providence Apartments loans receivable. During 1996, the Perimeter 400 Center Office Building was sold, a property in which the Partnership held a minority joint venture interest. During April and June 1997, the Partnership sold its remaining two properties, the Woods Apartments and Orchards Shopping Center, respectively. In addition, during April 1997, the Brookhollow/Stemmons Center Office Building was sold, a property in which the Partnership held a minority joint venture interest. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In April 1997, the Partnership sold the Woods Apartments in an all cash sale for $10,000,000. From the proceeds of the sale, the Partnership paid $230,158 in selling costs. Pursuant to the terms of the sale, $200,000 of the proceeds were retained by the Partnership until June 1997, at which time the funds were released in full. The available proceeds were distributed to the Limited Partners in July 1997. See Note 13 of Notes to the Financial Statements for additional information.

In June 1997, the Partnership sold the Orchards Shopping Center in an all cash sale for $7,200,000. From the proceeds of the sale, the Partnership paid $1,603,132 to the third party mortgage holder in full satisfaction of the first mortgage loan, $252,039 in selling costs and $32,063 in prepayment penalties. The available proceeds were distributed to the Limited Partners in July 1997. See Note 13 of Notes to the Financial Statements for additional information.

The Brookhollow/Stemmons Office Building was owned by a joint venture consisting of the Partnership and an affiliate. In April 1997, the General Partner sold the property in an all cash sale for $12,724,000. From the proceeds of the sale, the joint venture paid $340,293 in selling costs. The net proceeds of the sale were $12,383,707, of which $3,405,519 was the Partnership's share. The available proceeds received by the Partnership were distributed to the Limited Partners in July 1997. Pursuant to the terms of the sale, $250,000 of the sales proceeds were placed in an escrow and were not to be disbursed to the joint venture until the earlier of the settlement of any claims presented by the purchaser or October 1997. The funds were released in full in October 1997 and the Partnership's share of these funds was $68,750. See Notes 10 and 18 of Notes to Financial Statements for additional information.

The Perimeter 400 Center Office Building was owned by a joint venture consisting of the Partnership and three affiliates. During December 1996, the joint venture sold the property. Pursuant to the terms of the sale, the joint venture was required to retain $1,750,000 of the sale proceeds until September 1997, at which time the funds were released in full. The Partnership's share of the proceeds was $221,900.

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

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1997, there were 21,249 Interests and cash of $4,520,005 in the Early Investment Incentive Fund.

The Partnership made three distributions totaling $142.20 per Interest in 1997 and made four distributions totaling $87.34 and $132.12 per Interest in 1996 and 1995, respectively. See Statements of Partners' Capital for additional information. Distributions were comprised of $28.00 of Cash Flow and $114.20 of Mortgage Reductions in 1997, $28.50 of Cash Flow and $58.84 of Mortgage Reductions in 1996 and $23.00 of Cash Flow and $109.12 of Mortgage Reductions in 1995.

In January 1998, the Partnership made a distribution of $1,833,315 ($7.72 per Interest) to the holder of Limited Partnership Interests consisting of available Cash Flow reserves of $7.43 per Interest and available Mortgage Reductions of $.29 per Interest from the Partnership's share of the holdback on the Brookhollow/Stemmons Center Office Building. Including the January 1998 distribution, Limited Partners have received cash distributions totaling $878.18 per $500 Interest. Of this amount, $510.73 represents Cash Flow from operations and $367.45 represents a return of Original Capital. In January 1998, the Partnership also paid $147,037 to the General Partner as its distributive share of Cash Flow distributed for the fourth quarter of 1997 and made a contribution to the Early Investment Incentive Fund in the amount of $49,013. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matters of accounting principles, practices or financial statement disclosures.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-II, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                              OFFICERS

Chairman, President and Chief             Thomas E. Meador
   Executive Officer
Senior Vice President                     Alexander J. Darragh
Senior Vice President                     John K. Powell, Jr.
Senior Managing Director, Chief           Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $3,323 in 1997 with respect to one of the executive officers and directors of Balcor Mortgage Advisors-II, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. The other officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) No person is known of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) The Registrant, through the Early Investment Incentive Fund, Balcor Mortgage Advisors-II and their officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership
         Interests           21,254 Interests        9.8%

Relatives of the officers and affiliates of the partners of the General Partner do not own any additional interests.

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

(4) Form of Subscription Agreement, previously filed as Exhibit 4(a) to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 dated May 20, 1982 (Registration Statement No. 2-75938) and as previously filed as
Exhibit 4(a) to Registrant's Registration Statement on Form S-11 dated
November 2, 1982 (Registration No. 2-80123), and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 are incorporated herein by reference.

(10)(i)(a) Purchase and Sale Agreement regarding the sale of the Registrant's interest in the Bannockburn Executive Plaza loan, previously filed as Exhibit
(10)(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

(i)(b) First Amendment to Sale Agreement regarding the sale of the Registrant's interest in the Bannockburn Executive Plaza loan previously reported as Exhibit
(10)(i)(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is hereby incorporated herein by reference.

(ii) Purchase and Sale Agreement regarding the sale of the Registrant's interest in the Seafirst Financial Center loan, previously filed as Exhibit(10)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: No Reports were filed on Form 8-K during the quarter ended December 31, 1997.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-III

                         By: /s/Jayne A. Kosik
                             -------------------------------------
                                Jayne A. Kosik
                                Senior Managing Director and Chief
                                Financial Officer (Principal Accounting
                                Officer) of Balcor
                                Mortgage Advisors-II, the General Partner

Date: March 27, 1998
      --------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                      Date
----------------------   ------------------------------------------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
/s/Thomas E. Meador      Advisors-II, the General Partner    March 27, 1998
 --------------------                                        --------------
   Thomas E. Meador
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of Balcor
                         Mortgage Advisors-II, the
/s/Jayne A .Kosik        General Partner                     March 27, 1998
-------------------                                         --------------
   Jayne A. Kosik























                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital, for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Pension Investors-III:

We have audited the accompanying financial statements of Balcor Pension Investors-III (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-III at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1997, the Partnership has disposed of all of its remaining real estate assets. Upon resolution of the litigation described in Note 16 to the financial statements, the Partnership intends to cease operations and dissolve.


                              COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 25, 1998

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                                  1997           1996
                                              -------------  -------------
Cash and cash equivalents                     $  3,558,254   $ 19,044,458
Cash and cash equivalents - Early
  Investment Incentive Fund                      4,520,005      1,156,294
Escrow deposits                                                   126,507
Accounts and accrued interest receivable            54,198         98,863
Prepaid expenses                                                   33,582
Deferred expenses, net of accumulated
  amortization of $53,115 in 1996                                   9,373
                                              -------------  -------------
                                                 8,132,457     20,469,077
                                              -------------  -------------

Real estate held for sale                                      14,214,705

Investment in joint ventures with affiliates                    3,251,208
                                                             -------------
                                                               17,465,913
                                              -------------  -------------
                                              $  8,132,457   $ 37,934,990
                                              =============  =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $     33,055   $    310,198
Due to affiliates                                   41,705         74,164
Other liablilities, principally real
  estate taxes and escrow deposits                                384,433
Security deposits                                                  83,571
Mortgage note payable                                           1,622,593
                                              -------------  -------------
    Total liabilities                               74,760      2,474,959
                                              -------------  -------------

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996
                                  (Continued)


                                                  1997           1996
                                              -------------  -------------
Commitments and contingencies

Limited Partners' capital (237,476
  Interests issued)                             14,686,267     41,613,648
Less Interests held by Early Investment
  Incentive Fund (21,249 at December 31, 1997
  and 1996)                                     (7,024,362)    (7,024,362)
                                              -------------  -------------

                                                 7,661,905     34,589,286
General Partner's capital                          395,792        870,745
                                              -------------  -------------
Total partners' capital                          8,057,697     35,460,031
                                              -------------  -------------
                                              $  8,132,457   $ 37,934,990
                                              =============  =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1997, 1996 and 1995

                               Partners' Capital (Deficit)  Accounts
                          ------------------------------------------------
                                                 General        Limited
                               Total             Partner       Partners
                          --------------    --------------- --------------
Balance at December 31,
  1994                    $  68,823,059     $   (1,405,761) $  70,228,820

Repurchase of 5,882
  Limited Partnership
  Interests                  (1,426,239)                       (1,426,239)
Cash distributions to:
  Limited Partners (A)      (29,836,901)                      (29,836,901)
  General Partner              (455,163)          (455,163)
Net income for the year
  ended December 31, 1995     8,542,352            640,676      7,901,676
                           --------------    --------------- --------------
Balance at December 31,
  1995                       45,647,108         (1,220,248)    46,867,356

Repurchase of 5,159
  Limited Partnership
  Interests                    (983,513)                         (983,513)
Cash distributions to:
  Limited Partners (A)      (19,128,967)                      (19,128,967)
  General Partner              (564,006)          (564,006)
Net income for the year
  ended December 31, 1996    10,489,409          2,654,999      7,834,410
                           --------------    --------------- --------------
Balance at December 31,
  1996                       35,460,031            870,745     34,589,286

Cash distributions to:
  Limited Partners (A)      (30,778,132)                      (30,778,132)
  General Partner              (554,112)          (554,112)
Cash contribution                79,159             79,159
Net income for the year
  ended December 31, 1997     3,850,751                         3,850,751
                           --------------    --------------- --------------
Balance at December 31,
  1997                    $   8,057,697     $      395,792  $   7,661,905
                           ==============    =============== ==============

(A) Summary of cash distributions paid per Limited Partnership Interest:

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                               1997               1996           1995
                          --------------    --------------- --------------

First Quarter             $       44.00 (B) $        26.96  $        4.00
Second Quarter                    20.20               4.00          29.00
Third Quarter                     78.00              10.38          35.94
Fourth Quarter                    None               46.00          63.18

(B) In addition to the above distribution, a special distribution of $0.33 per Interest was made to class members including certain current investor in the Partnership pursuant to the settlement of a class action lawsuit.

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995

                               1997               1996           1995
                          --------------    --------------- --------------
Income:
  Interest on loans
    receivable                              $    4,553,996  $   7,163,288
  Less interest on loans
    payable - underlying
    mortgages                                    2,157,804      3,700,302
                                            --------------- --------------
  Net interest income on
    loans receivable                             2,396,192      3,462,986
  Income from operations
    of real estate held
    for sale              $     605,761          1,462,922      1,478,073
  Participation in income
    of joint ventures
    with affiliates             441,062          2,029,975        859,887
  Interest on short-term
    investments                 674,748            502,973        907,358
  Other income                   31,002
  Recovery of losses on
    loans and accrued
    interest receivable                          3,475,817        756,370
                          --------------    --------------- --------------
      Total income            1,752,573          9,867,879      7,464,674
                          --------------    --------------- --------------
Expenses:
  Provision for potential
    losses on loans and
    accrued interest
    receivable                                                    756,370
  Administrative                369,528            697,153        706,598
                          --------------    --------------- --------------
      Total expenses            369,528            697,153      1,462,968
                          --------------    --------------- --------------
Income before gains on
  sales of loans
  receivable and real
  estate and extraordinary
  item                        1,383,045          9,170,726      6,001,706
Gains on sales of loans
  receivable                                     1,318,683
Gains on sales of real
  estate                      2,503,098                         2,540,646
                          --------------    --------------- --------------

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                   (Continued)

                              1997               1996           1995
                          --------------    --------------- --------------
Income before
  extraordinary item          3,886,143         10,489,409      8,542,352

Extraordinary item:
  Debt extinguishment
  expenses                      (35,392)
                          --------------    --------------- --------------
Net income                $   3,850,751     $   10,489,409  $   8,542,352
                          ==============    =============== ==============
Income before
  extraordinary item
  allocated to General
  Partner                          None     $    2,654,999  $     640,676
                          ==============    =============== ==============
Income before
  extraordinary item
  allocated to Limited
  Partners                $   3,886,143     $    7,834,410  $   7,901,676
                          ==============    =============== ==============
Income before
  extraordinary item per
  average number of
  Limited Partnership
  Interests outstanding
  (216,227 in 1997,
  220,064 in 1996 and
  226,389 in 1995)- Basic
  and Diluted             $       17.97     $        35.60  $       34.90
                          ==============    =============== ==============
Extraordinary item
  allocated to General
  Partner                          None               None           None
                          ==============    =============== ==============
Extraordinary item
  allocated to
  Limited Partners        $     (35,392)              None           None
                          ==============    =============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                   (Continued)

                              1997               1996           1995
                          --------------    --------------- --------------

Extraordinary item per
  average number of
  Limited Partnership
  Interests outstanding
  (216,227 in 1997,
  220,064 in 1996 and
  226,389 in 1995) -
  Basic and Diluted       $       (0.16)              None           None
                          ==============    =============== ==============
Net income allocated to
  General Partner                  None     $    2,654,999  $     640,676
                          ==============    =============== ==============
Net income allocated to
  Limited Partners        $   3,850,751     $    7,834,410  $   7,901,676
                          ==============    =============== ==============
Net income per average
  number of Limited
  Partnership Interests
  outstanding (216,227 in
  1997, 220,064 in 1996
  and 226,389 in 1995) -
  Basic and Diluted       $       17.81     $        35.60  $       34.90
                          ==============    =============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995


                                 1997               1996           1995
                            --------------    --------------- --------------
Operating activities:
  Net income                $   3,850,751     $   10,489,409  $   8,542,352
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Gains on sales of
        loans receivable                          (1,318,683)
      Gains on sales of
        real estate            (2,503,098)                       (2,540,646)
      Debt extinguishment
        expense                     3,329
      Participation in
        income of joint
        ventures
        with affiliates          (441,062)        (2,029,975)      (859,887)
      Recovery of losses
        on loans and
        accrued interest
        receivable                                (3,475,817)      (756,370)
      Provision for
        potential losses
        on loans and
        accrued interest
        receivable                                                  756,370
      Amortization of
        deferred expenses           6,044             12,497         12,498
      Net change in:
        Escrow deposits           126,507                497        300,558
        Escrow deposits -
          restricted                                                899,929
        Accounts and
          accrued interest
          receivable               44,665            123,554         64,339
        Prepaid expenses           33,582             (1,685)       (31,897)
        Accounts payable         (277,143)           208,743        (18,028)
        Due to affiliates         (32,459)            38,153        (74,851)
        Other liabilities        (384,433)          (149,680)    (1,007,214)
        Security deposits         (83,571)            (6,277)       (31,022)
                            --------------    --------------- --------------
  Net cash provided by
    operating activities          343,112          3,890,736      5,256,131
                            --------------    --------------- --------------

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                 1997               1996           1995
                            --------------    --------------- --------------
Investing activities:
  Distributions from joint
    venture partners -
    affiliates              $   3,759,861     $    5,262,527  $     399,211
  Capital contribution to
    joint venture
    partners - affiliate          (67,591)
  Collection of principal
    payments on loans
    receivable                                     4,362,969     13,590,567
  Additions to real estate                                        (60,698)
  Proceeds from sales of
    loans receivable                              16,947,490
  Costs incurred in
    connection with
    sales of loans
    receivable                                      (587,808)
  Proceeds from sales of
    real estate                17,200,000                        10,856,240
  Costs incurred in
    connection with
    sales of real estate         (482,197)                         (461,794)
                            --------------    --------------- --------------
Net cash provided by
  investing activities         20,410,073         25,985,178     24,323,526
                            --------------    --------------- --------------

Financing activities:
  Distributions to Limited
    Partners                  (30,778,132)       (19,128,967)   (29,836,901)
  Distributions to General
    Partner                      (554,112)          (564,006)      (455,163)
  Contribution by General
    Partner                        79,159
  Increase in cash
    and cash equivalents -
    Early Investment
    Incentive Fund             (3,363,711)          (853,857)      (281,266)
  Repurchase of Limited
    Partnership Interests                           (983,513)    (1,426,239)

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                 1997               1996           1995
                            --------------    --------------- --------------

  Principal payments on
    underlying loans
    payable                                         (602,363)      (987,626)
  Repayment of mortgage
    notes payable              (1,603,132)                       (3,545,699)
  Principal payments on
    mortgage notes payable        (19,461)           (43,698)      (147,324)
                            --------------    --------------- --------------
  Net cash used in
    financing activities      (36,239,389)       (22,176,404)   (36,680,218)
                            --------------    --------------- --------------

Net change in cash and
  cash equivalents            (15,486,204)         7,699,510     (7,100,561)
Cash and cash equivalents
  at beginning of year         19,044,458         11,344,948     18,445,509
                            --------------    --------------- --------------
Cash and cash equivalents
  at end of year            $   3,558,254     $   19,044,458  $  11,344,948
                            ==============    =============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Pension Investors-III (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership received a repayment of the Pepper Square Apartments loan receivable and a discounted prepayment of the Corporate Campus I Office Building loan receivable. In addition, in 1996, the Partnership sold its interest in the Seafirst Financial Center, Bannockburn Executive Plaza and Carmel on Providence Apartments loans receivable. During 1996, the Perimeter 400 Center Office Building was sold, a property in which the Partnership held a minority joint venture interest. During April and June 1997, the Partnership sold its remaining two properties, the Woods Apartments and Orchards Shopping Center, respectively. In addition, during April 1997, the Brookhollow/Stemmons Center Office Building was sold, a property in which the Partnership held a minority joint venture interest. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 16 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(b) The Partnership recorded wrap-around mortgage loans at the face amount of the mortgage instrument which included the outstanding indebtedness of the borrower under the terms of the underlying mortgage obligations. The underlying mortgage obligations were recorded as a reduction of the wrap-around mortgage loan and the resulting balance represented the Partnership's net advance to the borrower. The Partnership was responsible for making periodic payments to the underlying mortgage lenders only to the extent that payments as required by the wrap-around mortgage agreement were received by the Partnership from the borrower.

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

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Under SFAS 121, the General Partner periodically assessed, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Changes in the property's fair value were recorded by an adjustment to the property allowance account and were recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value was determined. The General Partner considered the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(e) Investment in joint ventures with affiliates represented the Partnership's percentage interests, under the equity method of accounting, in joint ventures with affiliated partnerships. Under the equity method of accounting, the Partnership recorded its initial investment at cost and adjusted its investment account for additional capital contributions, distributions and its share of income or loss.

(f) Deferred expenses consisted of leasing commissions which were amortized over the life of each respective lease, and financing fees which were amortized over the terms of the respective loan agreements. Upon sale, any remaining unamortized balance of deferred financing fees was recognized as debt extinguishment expense and classified as an extraordinary item.

(g) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases was recognized on a straight line basis over the respective lease term. Service income included reimbursements from operating costs such as real estate taxes, maintenance and insurance and was recognized as revenue in the period the applicable costs were incurred.

(h) The Financial Accounting Standard Board's Statement No. 107, _Disclosures About Fair Value of Financial Instruments_, requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(i) The Partnership recorded repurchases of Interests by the Early Investment Incentive Fund as a reduction of Limited Partners' Capital (see Note 4 of Notes to Financial Statements). Cash and cash equivalents not utilized to repurchase Interests, but which are part of the Early Investment Incentive Fund, are classified as restricted assets of the Partnership.

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

(l) For financial statement purposes, prior to 1996 partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1996 and 1997.

(m) Statement of Financial Accounting Standards, No. 128, "Earnings per Share", was adopted by the Partnership for the year ended December 31, 1997, and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities there is no difference between basic and diluted net income per Limited Partnership Interest.

4. Partnership Agreement:

The Partnership was organized on January 22, 1982. The Partnership Agreement provides for Balcor Mortgage Advisors-II to be the General Partner and for the admission of Limited Partners through the sale of Limited Partnership Interests at $500 per Interest, 237,476 of which were sold on or prior to November 10, 1982, the termination date of the offering.

The Partnership Agreement provides that profits and losses are allocated 92.5% to the Limited Partners, of which 2.5% relates to the Early Investment Incentive Fund, and 7.5% to the General Partner. For financial statement purposes, prior to 1996 partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1996 and 1997.

To the extent that Cash Flow is distributed, distributions are made as follows:
(i) 90% of such Cash Flow is distributed to the Limited Partners, (ii) 7.5% of such Cash Flow is distributed to the General Partner, and (iii) 2.5% of such Cash Flow is deposited into the Early Investment Incentive Fund for payment on dissolution of the Partnership to investors who subscribed prior to December 31, 1982 ("Early Investors") if necessary for them to receive an amount equal to their Original Capital plus a specified cumulative return based on the date of investment. Amounts, if any, remaining in the account after the Early Investors have received their cumulative return will be distributed 90% to all Limited Partners and 10% to the General Partner. The General Partner will not receive any distributions from the Early Investment Incentive Fund in accordance with the provisions of the Partnership Agreement.

Amounts placed in the Early Investment Incentive Fund were, at the sole discretion of the General Partner and subject to certain limitations as set forth in the Partnership Agreement, used to repurchase Interests from existing Limited Partners. All repurchases of Interests have been made at 95% of the then current valuation of such Limited Partnership Interests at the previous quarter end less any distributions made after the previous quarter end. Distributions of Cash Flow and Mortgage Reductions pertaining to any repurchased Interests were paid to the Early Investment Incentive Fund. To the extent that amounts in the Early Investment Incentive Fund have not been utilized to repurchase Interests, such amounts are invested in short-term interest-bearing instruments with earnings thereon credited to this account. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1997, there were 21,249 Interests and cash of $4,520,005 in the Early Investment Incentive Fund.

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

Under certain circumstances, the General Partner entered into negotiations with borrowers which resulted in a reduction of interest rates, periodic payments or the modification of other loan terms. Nonaccrual loans and loans which were restructured were thereinafter referred to as impaired loans.

Net interest income relating to impaired loans would have been approximately $1,478,000 in 1996 and $2,025,000 in 1995. The average recorded investments in impaired loans during the year ended December 31, 1996 was approximately $24,865,000. Net interest income from impaired loans included in the accompanying Statements of Income and Expenses amounted to approximately $2,288,000 ($2,497,000 cash basis) in 1996 and $2,001,000 ($2,002,000 cash basis) in 1995.

6. Allowances for Losses on Loans:

Activity recorded in the allowances for losses on loans during the three years ended December 31, 1997 is described in the table below:

                                  1997          1996          1995
                              ------------  -------------  ------------
  Loans:
   Balance at beginning of
    year                             None      $3,943,630   $ 5,013,959
   Provision charged to
    income                           None            None       756,370
   Recovery of provision
     previously charged
     to income                       None      (3,475,817)     (756,370)
    Direct write-off
    of loans against
    allowance                        None        (467,813)   (1,070,329)
                             -------------    ------------  ------------
    Balance at the end of
     the year                        None            None   $ 3,943,630
                             =============   =============  ============

7. Mortgage Note Payable:

As of December 31, 1996, the Partnership had a mortgage note payable outstanding of $1,622,593 related to the Orchards Shopping Center. This mortgage note was repaid in connection with the sale of this property during 1997 as further described in Notes 13 of Notes to Financial Statements.

During the years ended December 31, 1997, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable of $69,212, $152,310, and $463,817, respectively.

8. Management Agreements:

The Partnership's properties were under management agreements with a third party management company prior to the sales of the properties. These management agreements provided for annual fees of 5% of gross operating receipts for the residential property and 3% to 6% of gross operating receipts for the commercial property.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                              Year Ended       Year Ended     Year Ended
                               12/31/97         12/31/96       12/31/95
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees   $   192    None $ 22,757   $ 192 $ 52,651 $ 2,392
Property management fees None None None None 238,090 None Reimbursement of expenses to the General Partner
  at cost:
   Accounting              24,614 $ 7,649   18,510  13,452   61,773   8,041
   Data processing          7,122   2,911    3,629   1,181   23,072   2,369
   Investor communica-
     tions                   None    None     None    None   10,247    None
   Legal                   15,632   4,824   11,415   8,059   20,531   2,751
   Portfolio management    73,098  22,721   53,992  39,402  116,877  20,400
   Other                   12,040   3,600   15,497  11,878   12,555      58

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner (The Balcor Company) who received no fee for administering the program; however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $4,586 and $32,357 for 1996 and 1995, respectively.

The General Partner made a contribution of $79,159 in connection with the settlement of certain litigation as further discussed in Note 15 of Notes to Financial Statements.

10. Investments in Joint Ventures with Affiliates:

In 1990 and 1991, two joint ventures, consisting of the Partnership and certain affiliates, acquired title to the Brookhollow/Stemmons and Perimeter 400 Center office buildings, respectively. The Partnership's sharing percentages for the Brookhollow/Stemmons and Perimeter 400 Center office buildings were 27.5% and 12.68%, respectively.

During April 1997, the joint venture which owned the Brookhollow/Stemmons Center Office Building sold the property in an all cash sale for $12,724,000. From the proceeds of the sale, the joint venture paid $340,293 in selling costs. In connection with the sale, the joint venture wrote off $903,384 of accounts receivable related to rental abatements and scheduled rent increases, which has been recorded as a reduction of the gain. The basis of the property was $11,074,128. For financial statement purposes, the joint venture recognized a gain of $406,195, all of which was allocated to the Partnership. Pursuant to the sale agreement, $250,000 of the sale proceeds were placed in escrow and were not to be disbursed to the joint venture until the earlier of the settlement of any claims presented by the purchaser or October 1997. The funds were released in full in October 1997 and the Partnership's share was $68,750. For financial statement purposes, in previous years the joint venture partners were allocated income and loss in accordance with the profit and loss percentages in the joint venture agreement. In order for the capital accounts of joint venture partners to appropriately reflect their remaining economic interests, the Partnership received an adjusted income allocation in 1997.

In December 1996, the joint venture which owned the Perimeter 400 Center Office Building sold the property in an all cash sale for $40,700,000. From the proceeds of the sale, the joint venture paid $882,765 in selling costs. The joint venture recognized a gain of $12,420,983 from the sale of the property, of which $1,641,502 is the Partnership's share. Pursuant to the terms of the sale, the joint venture was required to retain $1,750,000 of the sale proceeds until September 1997, at which time the funds were released in full. The Partnership's share of the proceeds was $221,900. Profits and losses, all capital contributions and distributions were allocated in accordance with the participants' original funding percentages.

During 1995, the Partnership recognized $331,822 as its share of the recoveries of provisions related to the change in the estimates of the fair value of the properties. These amounts are included in the Partnership's participation in income of joint ventures with affiliates.

In addition, during 1997, 1996, and 1995, the Partnership received distributions from these joint ventures totaling $3,759,861, $5,262,527, and $399,111, respectively and made a contribution of $67,591 in 1997.

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

12. Sales of Loans Receivable:

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

(c) In January 1995, the Partnership sold the Crossing Shopping Center for $2,650,000. The purchaser took title subject to the existing first mortgage loan in the amount of $1,793,760, which represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this transaction is not presented in the Partnership's Statements of Cash Flows. From the proceeds of the sale, the Partnership paid $79,750 in selling costs. The basis of the property was $1,852,350. For financial statement purposes, the Partnership recognized a gain of $717,900 from the sale of this property.

(d) In August 1995, the Partnership sold the Candlewyck Apartments in an all cash sale for $10,000,000. From the proceeds of the sale, the Partnership paid $382,044 in selling costs. The basis of the property was $7,795,210. For financial statement purposes the Partnership recognized a gain of $1,822,746 from the sale of this property.

14. Extraordinary Item:

In June 1997, the Partnership sold the Orchards Shopping Center. In connection with the sale, the Partnership paid $32,063 of prepayment penalties and wrote off the remaining unamortized deferred expenses in the amount of $3,329. These amounts were recognized as debt extinguishment expense and classified as an extraordinary item.

15. Settlement of Litigation:

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

16. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations or liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

17. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts and accrued interest payable approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1996 and for mortgage loans with similar terms and maturities, the fair value of the mortgage note payable approximated the carrying value.

18. Subsequent Event:

In January 1998, the Partnership made a distribution of $1,833,315 ($7.72 per Interest) to the holders of Limited Partnership Interests consisting of available Cash Flow reserves of $7.43 per Interest and Mortgage Reductions of $.29 per Interest from the Partnership's share of the sale holdback on the Brookhollow/Stemmons Center Office Building.