Form 10-Q
period 1998-03-31
BALCOR PENSION INVESTORS III
filed 1998-05-14
CIK 357329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                  1998           1997
                                             -------------- --------------
Cash and cash equivalents                    $   1,504,673  $   3,558,254
Cash and cash equivalents - Early
  Investment Incentive Fund                      4,794,887      4,520,005
Accounts and accrued interest receivable            30,573         54,198
Prepaid expenses                                     2,149
                                             -------------- --------------
                                             $   6,332,282  $   8,132,457
                                             ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      36,984  $      33,055
Due to affiliates                                   49,167         41,705
                                             -------------- --------------
    Total liabilities                               86,151         74,760
                                             -------------- --------------

Commitments and contingencies

Limited Partners' capital (237,476
  Interests issued)                             13,021,738     14,686,267
Less Interests held by Early Investment
  Incentive Fund (21,249 at March 31, 1998
  and December 31, 1997)                        (7,024,362)    (7,024,362)
                                             -------------- --------------
                                                 5,997,376      7,661,905
General Partner's capital                          248,755        395,792
                                             -------------- --------------
    Total partners' capital                      6,246,131      8,057,697
                                             -------------- --------------
                                             $   6,332,282  $   8,132,457
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                                  1998           1997
                                             -------------- --------------
Income:
  Income from operations of
    real estate held for sale                               $     385,262
  Interest on short-term investments         $      87,458        167,234
                                             -------------- --------------
      Total income                                  87,458        552,496
                                             -------------- --------------
Expenses:
  Administrative                                    82,716        127,947
  Participation in loss
    of joint ventures with affiliate                                7,934
                                             -------------- --------------
      Total expenses                                82,716        135,881
                                             -------------- --------------
Net income                                   $       4,742  $     416,615
                                             ============== ==============
Net income allocated to General Partner               None  $      31,246
                                             ============== ==============
Net income allocated to Limited Partners     $       4,742  $     385,369
                                             ============== ==============
Net income per average number of Limited
  Partnership Interests outstanding
  (216,227 in 1998 and 1997) - Basic
  and Diluted                                $        0.02  $        1.78
                                             ============== ==============
Distribution to General Partner              $     147,037  $      79,159
                                             ============== ==============
Settlement Distribution to Limited Partners           None  $      30,670
                                             ============== ==============
Distribution to Limited Partners             $   1,669,271  $   9,513,982
                                             ============== ==============
Distribution per Limited Partnership
  Interests outstanding                      $        7.72  $       44.00
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                                  1998           1997
                                             -------------- --------------
Operating activities:
  Net income                                 $       4,742  $     416,615
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Participation in loss of
        joint venture with affiliate                                7,934
      Amortization of deferred expenses                             3,124
      Net change in:
        Escrow deposits                                            37,858
        Accounts and accrued
          interest receivable                       23,625         45,236
        Prepaid expenses                            (2,149)        19,688
        Accounts payable                             3,929       (198,587)
        Due to affiliates                            7,462         (1,102)
        Other liabilities                                        (214,433)
        Security deposits                                           5,147
                                             -------------- --------------
  Net cash provided by operating activities         37,609        121,480
                                             -------------- --------------
Investing activities:
  Distribution from joint venture
    partner - affiliate                                            44,756
  Capital contribution to joint venture
    partner - affiliate                                           (67,591)
                                                            --------------
  Net cash used in investing activities                           (22,835)
                                                            --------------
Financing activities:
  Distribution to Limited Partners              (1,669,271)    (9,544,652)
  Distribution to General Partner                 (147,037)       (79,159)
  Contribution by General Partner                                  79,159
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund               (274,882)      (982,070)
  Principal payments on mortgage
    notes payable                                                 (11,568)
                                             -------------- --------------
  Net cash used in financing activities         (2,091,190)   (10,538,290)
                                             -------------- --------------

Net change in cash and cash equivalents         (2,053,581)   (10,439,645)
Cash and cash equivalents at beginning
  of period                                      3,558,254     19,044,458
                                             -------------- --------------
Cash and cash equivalents at end of period   $   1,504,673  $   8,604,813
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The income allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes during 1998 in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining two properties. In addition, during 1997, the Brookhollow/Stemmons Center Office Building was sold, a property in which the Partnership held a minority joint venture interest. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the quarter ended March 31, 1997, the Partnership incurred and paid interest expense on mortgage notes payable of $37,434.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1998 are:

                                       Paid       Payable
                                    ------------  ---------
     Reimbursement of expenses to
     the General Partner, at cost   $     10,273  $  49,167

5. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the

General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal, which is pending. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations or liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-III (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $118,738,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-two loans. In addition, proceeds from prior loan repayments were used to fund five additional loans. Eleven properties were acquired through foreclosure and two loans were reclassified as investment in joint ventures with affiliates. As of March 31, 1998, the Partnership has no loans or real estate in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The Partnership sold its remaining two properties in 1997, both of which were generating income prior to their sales. These sales were the primary reason net income decreased during the quarter ended March 31, 1998 as compared to the same period in 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

Operations of real estate held for sale represented the net operations of the properties acquired by the Partnership through foreclosure. The Partnership sold the Woods Apartments and the Orchards Shopping Center in April and June 1997, respectively. As a result, income from operations of real estate held for sale ceased during 1997.

Higher average cash balances were available for investment during 1997 primarily as a result of the proceeds received in connection with the 1996 sale of the Carmel on Providence loan before distribution to Limited Partners in April 1997. This resulted in decreased interest income on short-term investments during 1998 as compared to 1997.

During February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership, which was recognized as an administrative expense. This was the primary reason administrative expenses decreased during 1998 as compared to 1997.

The Brookhollow/Stemmons Center Office Building was owned by a joint venture with an affiliate. As a result of the sale of this property during 1997, participation in loss of joint venture with affiliate ceased during 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $2,054,000 as of March 31, 1998 when compared to December 31, 1997 due to the payment of distributions to Limited Partners in January 1998. The Partnership generated cash of approximately $38,000 from its operating activities primarily from interest income received on short-term investments, which was partially offset by the payment of administrative expenses. The Partnership's financing activities consisted of the payment of distributions to the Partners of approximately $1,816,000 and an increase in restricted cash and cash equivalents of approximately $275,000 due to the discontinuance of the repurchase of Interests from Limited Partners in 1997.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining two properties. In addition, during 1997, the Brookhollow/Stemmons Center Office Building was sold, a property in which the Partnership held a minority joint venture interest. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of March 31, 1998, there were 21,249 Interests and cash of $4,794,887 in the Early Investment Incentive Fund.

To date, Limited Partners have received cash distributions totaling $878.18 per $500 Interest. Of this amount, $510.73 represents Cash Flow from operations and $367.45 represents a return of Original Capital. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed.

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

(27) Financial Data Schedule of the Registrant for the quarter ended March 31, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR PENSION INVESTORS-III

                              By:/s/Thomas E. Meador
                              -------------------------------
                                    Thomas E. Meador
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) of Balcor
                                    Mortgage Advisors-II, the General Partner

                              By:/s/Jayne A. Kosik
                                  ------------------------------
                                    Jayne A. Kosik
                                    Senior Managing Director and Chief
                                    Financial Officer (Principal Accounting
                                    Officer) of Balcor Mortgage Advisors-II,
                                    the General Partner

Date:  May 14, 1998
      ----------------------------