Form 10-Q
period 1998-06-30
BALCOR PENSION INVESTORS III
filed 1998-08-11
CIK 357329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                  1998           1997
                                             -------------- --------------
Cash and cash equivalents                    $   1,459,551  $   3,558,254
Cash and cash equivalents - Early
  Investment Incentive Fund                      4,858,424      4,520,005
Accounts and accrued interest receivable            27,155         54,198
                                             -------------- --------------
                                             $   6,345,130  $   8,132,457
                                             ============== ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $       3,013  $      33,055
Due to affiliates                                   63,185         41,705
                                             -------------- --------------
    Total liabilities                               66,198         74,760
                                             -------------- --------------

Commitments and contingencies

Limited Partners' capital (237,476
  Interests issued)                             13,054,539     14,686,267
Less Interests held by Early Investment
  Incentive Fund (21,249 at June 30, 1998
  and December 31, 1997)                        (7,024,362)    (7,024,362)
                                             -------------- --------------
                                                 6,030,177      7,661,905
General Partner's capital                          248,755        395,792
                                             -------------- --------------
    Total partners' capital                      6,278,932      8,057,697
                                             -------------- --------------
                                             $   6,345,130  $   8,132,457
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)


                                                  1998           1997
                                             -------------- --------------
Income:
  (Loss) income from operations of
    real estate held for sale                $      (6,734) $     627,611
  Participation in income
    of joint venture with affiliate                               441,062
  Interest on short-term investments               169,919        410,431
                                             -------------- --------------
      Total income                                 163,185      1,479,104
                                             -------------- --------------
Expenses:
  Administrative                                   125,642        224,321
                                             -------------- --------------
      Total expenses                               125,642        224,321
                                             -------------- --------------
Income before gain on sales of real
  estate and extraordinary item                     37,543      1,254,783

Gain on sales of real estate                                    2,503,098
                                             -------------- --------------
Income before extraordinary item                    37,543      3,757,881

Extraordinary item:
  Debt extinguishment expenses                                    (35,392)
                                             -------------- --------------
Net income                                   $      37,543  $   3,722,489
                                             ============== ==============
Income before extraordinary item
  allocated to General Partner                        None           None
                                             ============== ==============
Income before extraordinary item
  allocated to Limited Partners              $      37,543  $   3,757,881
                                             ============== ==============
Income before extraordinary item per
  average number of Limited Partnership
  Interests outstanding (216,227 in 1998
  and 1997) - Basic and Diluted              $        0.17  $       17.38
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                  1998           1997
                                             -------------- --------------
Extraordinary item allocated to
  General Partner                                     None           None
                                             ============== ==============
Extraordinary item allocated to
  Limited Partners                                    None  $     (35,392)
                                             ============== ==============
Extraordinary item per average number
  of Limited Partnership Interests
  outstanding (216,227 in 1998
  and 1997) - Basic and Diluted                       None  $       (0.16)
                                             ============== ==============
Net income allocated to General Partner               None           None
                                             ============== ==============
Net income allocated to Limited Partners     $      37,543  $   3,722,489
                                             ============== ==============
Net income per average number of Limited
  Partnership Interests outstanding
  (216,227 in 1998 and 1997) - Basic
  and Diluted                                $        0.17  $       17.22
                                             ============== ==============
Distributions to General Partner             $     147,037  $     296,846
                                             ============== ==============
Settlement Distribution to Limited Partners           None  $      30,670
                                             ============== ==============
Distributions to Limited Partners            $   1,669,271  $  13,881,766
                                             ============== ==============
Distributions per Limited Partnership
  Interest outstanding                       $        7.72  $       64.20
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)


                                                  1998           1997
                                             -------------- --------------
Income:
  (Loss) income from operations of
    real estate held for sale                $      (6,734) $     242,349
  Participation in income
    of joint venture with affiliate                               448,996
  Interest on short-term investments                82,461        243,197
                                             -------------- --------------
      Total income                                  75,727        934,542
                                             -------------- --------------
Expenses:
  Administrative                                    42,926         96,374
                                             -------------- --------------
      Total expenses                                42,926         96,374
                                             -------------- --------------
Income before gain on sales of real
  estate and extraordinary item                     32,801        838,168

Gain on sales of real estate                                    2,503,098
                                             -------------- --------------
Income before extraordinary item                    32,801      3,341,266

Extraordinary item:
  Debt extinguishment expenses                                    (35,392)
                                             -------------- --------------
Net income                                   $      32,801  $   3,305,874
                                             ============== ==============
Loss before extraordinary item
  allocated to General Partner                        None  $     (31,246)
                                             ============== ==============
Income before extraordinary item
  allocated to Limited Partners              $      32,801  $   3,372,512
                                             ============== ==============
Income before extraordinary item per
  average number of Limited Partnership
  Interests outstanding (216,227 in 1998
  and 1997) - Basic and Diluted              $        0.15  $       15.60
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                  1998           1997
                                             -------------- --------------
Extraordinary item allocated to
  General Partner                                     None           None
                                             ============== ==============
Extraordinary item allocated to
  Limited Partners                                    None  $     (35,392)
                                             ============== ==============
Extraordinary item per average number
  of Limited Partnership Interests
  outstanding (216,227 in 1998
  and 1997) - Basic and Diluted                       None  $       (0.16)
                                             ============== ==============
Net loss allocated to General Partner                 None  $     (31,246)
                                             ============== ==============
Net income allocated to Limited Partners     $      32,801  $   3,337,120
                                             ============== ==============
Net income per average number of Limited
  Partnership Interests outstanding
  (216,227 in 1998 and 1997) - Basic
  and Diluted                                $        0.15  $       15.44
                                             ============== ==============
Distribution to General Partner                       None  $     217,687
                                             ============== ==============
Distribution to Limited Partners                      None  $   4,367,784
                                             ============== ==============
Distribution per Limited Partnership
  Interest outstanding                                None  $       20.20
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                         Balcor Pension Investors-III
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)


                                                   1998           1997
                                             -------------- --------------
Operating activities:
  Net income                                 $      37,543  $   3,722,489
  Adjustments to reconcile net income to
    net cash provided by or (used in)
      operating activities:
      Gain on sales of real estate                             (2,503,098)
      Debt extinguishment expense                                   3,329
      Participation in income of
        joint venture with affiliate                             (441,062)
      Amortization of deferred expenses                             6,044
      Net change in:
        Escrow deposits                                           126,507
        Accounts and accrued
          interest receivable                       27,043       (419,014)
        Prepaid expenses                                           33,582
        Accounts payable                           (30,042)      (279,772)
        Due to affiliates                           21,480         14,861
        Other liabilities                                        (384,433)
        Security deposits                                         (83,571)
                                             -------------- --------------
    Net cash provided by or (used in)
    operating activities                            56,024       (204,138)
                                             -------------- --------------
Investing activities:
  Distributions from joint
    venture partner - affiliate                                 3,469,211
  Capital contribution to joint venture
    partners - affiliate                                          (67,591)
  Proceeds from sales of real estate                           17,200,000
  Costs incurred in connection
    with sales of real estate                                    (482,197)
                                                            --------------
Net cash provided by investing activities                      20,119,423
                                                            --------------

The accompanying notes are an integral part of the financial statements.

                         Balcor Pension Investors-III
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                   1998           1997
                                             -------------- --------------
Financing activities:
  Distributions to Limited Partners             (1,669,271)   (13,912,436)
  Distributions to General Partner                (147,037)      (296,846)
  Contribution by General Partner                                  79,159
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund               (338,419)    (1,515,260)
  Principal payments on mortgage
    notes payable                                                 (19,461)
  Repayment of mortgage notes payable                          (1,603,132)
                                             -------------- --------------
  Net cash used in financing activities         (2,154,727)   (17,267,976)
                                             -------------- --------------

Net change in cash and cash equivalents         (2,098,703)     2,647,309
Cash and cash equivalents at beginning
  of period                                      3,558,254     19,044,458
                                             -------------- --------------
Cash and cash equivalents at end of period   $   1,459,551  $  21,691,767
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The income allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining two properties and the property in which the Partnership held a minority joint venture interest. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Interest Expense:

During the six months ended June 30, 1997, the Partnership incurred and paid interest expense on mortgage notes payable of $69,212.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost   $    16,442    $   6,169  $   63,185

5. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal, which is pending. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-III (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $118,738,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-two loans. In addition, proceeds from prior loan repayments were used to fund five additional loans. Eleven properties were acquired through foreclosure and two loans were reclassified as investment in joint ventures with affiliates. As of June 30, 1998, the Partnership has no loans or real estate in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership during 1998 consist primarily of the receipt of interest income earned on short-term investments which was partially offset by the payment of administrative expenses. The Partnership sold its remaining two properties, which were generating income prior to their sales, during the second quarter of 1997 and recognized gains on the sales. In addition, in April 1997, the Partnership recognized its share of the gain on the sale of the property held by a joint venture with an affiliate. Primarily as a result of these sales, net income decreased during the six months and quarter ended June 30, 1998 as compared to the same periods in 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

The Brookhollow/Stemmons Center Office Building was owned by a joint venture with an affiliate. As a result of the sale of this property during 1997, participation in income of joint venture with affiliate ceased during 1997.

Higher average cash balances were available for investment during 1997 primarily as a result of the timing of the distribution of the proceeds received in connection with the 1996 sale of the Carmel on Providence loan and the 1997 sales of the Woods Apartments, Orchards Shopping Center and

Brookhollow/Stemmons Center Office Building. As a result, interest income on short-term investments decreased during 1998 as compared to 1997.

Loss from operations of real estate held for sale represented the net operations of the properties acquired by the Partnership through foreclosure. The Partnership sold the Woods Apartments and the Orchards Shopping Center in April and June 1997, respectively. Both of these properties were generating income prior to their sales. During the second quarter of 1998, the Partnership paid additional expenditures related to the Woods Apartments. As a result, the Partnership generated a loss from operations of real estate held for sale during 1998 as compared to income during 1997.

During February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership, which was recognized as an administrative expense. In addition, during 1998 the Partnership incurred lower accounting and portfolio management fees and bank charges. As a result, administrative expense decreased during 1998 as compared to 1997.

The Partnership sold the Woods Apartments and the Orchards Shopping Center in April and June 1997, respectively, and recognized gains on the sales totaling $2,503,098.

In connection with the June 1997 sale of the Orchards Shopping Center, the Partnership wrote-off the remaining unamortized deferred expenses of $3,329 and paid prepayment penalties of $32,063. These amounts were recognized as debt extinguishment expenses and classified as an extraordinary item for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $2,099,000 as of June 30, 1998 when compared to December 31, 1997 due to the payment of distributions to Partners in January 1998. The Partnership generated cash of approximately $56,000 from its operating activities primarily from interest income received on short-term investments, which was partially offset by the payment of administrative expenses and expenditures related to a property sold in 1997. The Partnership's financing activities consisted of the payment of distributions to the Partners of approximately $1,816,000 and an increase in restricted cash and cash equivalents of approximately $338,000 due to the discontinuance of the repurchase of Interests from Limited Partners in 1997.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining two properties and the property in which the Partnership held a minority joint venture interest. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of June 30, 1998, there were 21,249 Interests and cash of $4,858,424 in the Early Investment Incentive Fund.

To date, Limited Partners have received cash distributions totaling $878.18 per $500 Interest. Of this amount, $510.73 represents Cash Flow from operations and $367.45 represents a return of Original Capital. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Amounts allocated to the Early Investment Incentive Fund will also be distributed at that time.

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

(10) Material Contracts:

(i)(a) Agreement of Sale relating to the sale of the Woods Apartments, Austin, Texas, previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated March 12, 1997 is incorporated herein by reference.

(i)(b) Letter Agreement relating to the sale of the Woods Apartments, Austin, Texas, previously filed as Exhibit (2)(c) to the Registrant's Current Report on Form 8-K dated March 12, 1997 is incorporated herein by reference.

(i)(c) Letter of Agreement relating to the sale of the Woods Apartments, Austin, Texas, previously filed as Exhibit (99)(i) to the Registrant's Current Report on Form 8-K dated April 11, 1997 is incorporated herein by reference.

(i)(d) Letter Agreement relating to the sale of the Woods Apartments, Austin, Texas, previously filed as Exhibit (99)(ii) to the Registrant's Current Report on Form 8-K dated April 11, 1997 is incorporated herein by reference.

(i)(e) Letter Agreement relating to the sale of the Woods Apartments, Austin, Texas, previously filed as Exhibit (99)(iii) to the Registrant's Current Report on Form 8-K dated April 11, 1997 is incorporated herein by reference.

(ii)(a) Agreement of Sale relating to the sale of the Brookhollow/Stemmons Center Office Building, Dallas, Texas previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated April 11, 1997 is incorporated herein by reference.

(ii)(b) Amendment No. 1 to Agreement of Sale relating to the sale of Brookhollow/Stemmons Center Office Building, Dallas, Texas, previously filed as Exhibit (10)(iv)(b) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(iii) Agreement of Sale relating to the sale of Orchards Shopping Center, Loveland, Colorado, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated April 14, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six months ended June 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1998.

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


Date: August 10, 1998
      ----------------------------