Form 10-Q
period 1998-09-30
BALCOR PENSION INVESTORS III
filed 1998-11-12
CIK 357329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                  1998            1997
                                            --------------  --------------
Cash and cash equivalents                   $   1,435,273   $   3,558,254
Cash and cash equivalents - Early
  Investment Incentive Fund                     4,922,573       4,520,005
Accounts and accrued interest receivable           34,542          54,198
                                            --------------  --------------
                                            $   6,392,388   $   8,132,457
                                            ==============  ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $       8,992   $      33,055
Due to affiliates                                  61,506          41,705
                                            --------------   -------------
    Total liabilities                              70,498          74,760
                                            --------------  --------------

Commitments and contingencies

Limited Partners' capital (237,476
  Interests issued)                            13,097,497      14,686,267
Less Interests held by the Early
  Investment Incentive Fund (21,249 at
  September 30, 1998 and December 31, 1997)    (7,024,362)     (7,024,362)
                                            --------------  --------------
                                                6,073,135       7,661,905
General Partner's capital                         248,755         395,792
                                            --------------  --------------
    Total partners' capital                     6,321,890       8,057,697
                                            --------------  --------------
                                            $   6,392,388   $   8,132,457
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)


                                                 1998            1997
                                            --------------  --------------
Income:
  (Loss) income from operations of
    real estate held for sale               $     (10,765)  $     619,335
  Participation in income
    of joint venture with affiliate                               441,062
  Interest on short-term investments              253,783         564,733
  Other income                                      7,196
                                            --------------  --------------
      Total income                                250,214       1,625,130
                                            --------------  --------------

Expenses:
  Administrative                                  169,713         299,031
                                             -------------  --------------
      Total expenses                              169,713         299,031
                                             -------------  --------------
Income before gains on sales of real
  estate and extraordinary item                    80,501       1,326,099

Gains on sales of real estate                                   2,503,098
                                             -------------  --------------
Income before extraordinary item                   80,501       3,829,197

Extraordinary item:
  Debt extinguishment expenses                                    (35,392)
                                            --------------  --------------
Net income                                  $      80,501   $   3,793,805
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner                      None            None
                                            ==============  ==============
Income before extraordinary item
  allocated to Limited Partners             $      80,501   $   3,829,197
                                            ==============  ==============
Income before extraordinary item per
  average number of Limited Partnership
  Interests outstanding (216,227 in 1998
  and 1997) - Basic and Diluted             $        0.37   $       17.71
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                 1998            1997
                                            --------------  --------------
Extraordinary item allocated to
  General Partner                                   None            None
                                            ==============  ==============
Extraordinary item allocated to
  Limited Partners                                  None    $     (35,392)
                                            ==============  ==============
Extraordinary item per average number
  of Limited Partnership Interests
  outstanding (216,227 in 1998
  and 1997) - Basic and Diluted                     None    $       (0.16)
                                            ==============  ==============
Net income allocated to General Partner             None            None
                                            ==============  ==============
Net income allocated to Limited Partners    $      80,501   $   3,793,805
                                            ==============  ==============
Net income per average number of Limited
  Partnership Interests outstanding
  (216,227 in 1998 and 1997)- Basic
  and Diluted                               $        0.37   $       17.55
                                            ==============  ==============
Distributions to General Partner            $     147,037   $     554,112
                                            ==============  ==============
Settlement Distribution to Limited Partners         None    $      30,670
                                            ==============  ==============
Distributions to Limited Partners           $   1,669,271   $  30,747,462
                                            ==============  ==============
Distributions per Limited Partnership
  Interest outstanding                      $        7.72   $      142.20
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                            --------------  --------------
Income:
  Interest on short-term investments        $      83,864   $     154,302
  Other income                                      7,196
                                            --------------  --------------
      Total income                                 91,060         154,302
                                            --------------  --------------
Expenses:
  Loss from operations of real
    estate held for sale                            4,031           8,276
  Administrative                                   44,071          74,710
                                            --------------  --------------
      Total expenses                               48,102          82,986
                                            --------------  --------------
Net income                                  $      42,958   $      71,316
                                            ==============  ==============
Net income allocated to General Partner             None            None
                                            ==============  ==============
Net income allocated to Limited Partners    $      42,958   $      71,316
                                            ==============  ==============
Net income per average number of Limited
  Partnership Interests outstanding
  (216,227 in 1998 and 1997) - Basic
  and Diluted                               $        0.20   $        0.33
                                            ==============  ==============
Distribution to General Partner                     None    $     257,266
                                            ==============  ==============
Distribution to Limited Partners                    None    $  16,865,696
                                            ==============  ==============
Distribution per Limited Partnership
  Interest outstanding                              None    $       78.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS III
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)


                                                 1998            1997
                                            --------------  --------------
Operating activities:
  Net income                                $      80,501   $   3,793,805
  Adjustments to reconcile net income
    to net cash provided by operating
      activities:
      Gains on sales of real estate                            (2,503,098)
      Debt extinguishment expenses                                  3,329
      Participation in income of
        joint venture with affiliate                             (441,062)
      Amortization of deferred expenses                             6,044
      Net change in:
        Escrow deposits                                           126,507
        Accounts and accrued
          interest receivable                      19,656          41,345
        Prepaid expenses                                           33,582
        Accounts payable                          (24,063)       (281,996)
        Due to affiliates                          19,801          (1,599)
        Other liabilities                                        (384,433)
        Security deposits                                         (83,571)
                                            --------------   -------------
Net cash provided by operating activities          95,895         308,853
                                            --------------   -------------
Investing activities:
  Distributions from joint
    venture partner - affiliate                                 3,691,111
  Capital contribution to joint venture
    partners - affiliate                                          (67,591)
  Proceeds from sales of real estate                           17,200,000
  Costs incurred in connection
    with sales of real estate                                    (482,197)
                                                            --------------
Net cash provided by investing activities                      20,341,323
                                                            --------------

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS III
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                 1998            1997
                                            --------------  --------------
Financing activities:
  Distributions to Limited Partners            (1,669,271)    (30,778,132)
  Distributions to General Partner               (147,037)       (554,112)
  Contribution by General Partner                                  79,159
  Increase in cash and cash and
    cash equivalents - Early
    Investment Incentive Fund                    (402,568)     (3,305,974)
  Principal payments on mortgage
    note payable                                                  (19,461)
  Repayment of mortgage note payable                           (1,603,132)
                                            --------------  --------------
  Net cash used in financing activities        (2,218,876)    (36,181,652)
                                            --------------  --------------

Net change in cash and cash equivalents        (2,122,981)    (15,531,476)
Cash and cash equivalents at beginning
  of period                                     3,558,254      19,044,458
                                            --------------  --------------
Cash and cash equivalents at end of period  $   1,435,273   $   3,512,982
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

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

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

3. Interest Expense:

During the nine months ended September 30, 1997, the Partnership incurred and paid interest expense on mortgage note payable of $69,212.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost   $    29,696    $  13,254  $   61,506

5. Other Income:

The Perimeter 400 Office Building, which was owned by a joint venture consisting of the Partnership and three affiliates, was sold in December 1996. During the fourth quarter 1998, the Partnership received $7,196 representing its share of a refund of 1996 real estate taxes which had been under appeal.

6. Contingency:

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

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-III (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $118,738,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-two loans. In addition, proceeds from prior loan repayments were used to fund five additional loans. Eleven properties were acquired through foreclosure and two loans were reclassified as investment in joint ventures with affiliates. As of September 30, 1998, the Partnership has no loans or real estate in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership during 1998 and the quarter ended September 30, 1997 consisted primarily of the receipt of interest income earned on short-term investments which was partially offset by the payment of administrative expenses. Interest income on short-term investments was higher during the quarter ended September 30, 1997 than during the same period in 1998 which was the primary reason net income decreased during the quarter ended September 30, 1998 as compared to the same period in 1997. The Partnership sold its remaining two properties, which were generating income prior to their sales, during the second quarter of 1997 and recognized gains on the sales. In addition, in April 1997, the Partnership recognized its share of the gain on the sale of the property held by a joint venture with an affiliate. Primarily as a result of these sales, net income decreased during the nine months ended September 30, 1998 as compared to the same period in 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

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

Other income was recognized during the third quarter 1998 in connection with a refund of real estate taxes which had been under appeal related to the Perimeter 400 Office Building in which the Partnership held a joint venture interest. The property was sold in 1996.

Income from operations of real estate held for sale represented the net operations of the properties acquired by the Partnership through foreclosure. The Partnership sold the Woods Apartments and the Orchards Shopping Center in April and June 1997, respectively. Both of these properties were generating income prior to their sales. The Partnership paid expenditures related to properties sold in 1996 during the quarter ended September 30, 1997 which resulted in a loss from operations for the quarter ended September 30, 1997. Additionally, during the second and third quarters of 1998, the Partnership paid expenditures related to both the Orchards Shopping Center and the Woods Apartments. As a result, the Partnership generated a loss from operations of real estate held for sale during 1998 as compared to income during the nine months ended September 30, 1997 and a loss during the quarter ended September 30, 1997.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $2,123,000 as of September 30, 1998 when compared to December 31, 1997 primarily due to the payment of distributions to Partners in January 1998. The Partnership generated cash of approximately $96,000 from its operating activities primarily from interest income received on short-term investments, which was partially offset by the payment of administrative expenses and expenditures related to the properties sold in 1997. The Partnership's financing activities consisted of the payment of distributions to the Partners of approximately $1,816,000 and an increase in restricted cash and cash equivalents of approximately $403,000 due to the discontinuance of the repurchase of Interests from Limited Partners in 1997.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining two properties and the property in which the Partnership held a minority joint venture interest. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 6 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of September 30, 1998, there were 21,249 Interests and cash of $4,922,573 in the Early Investment Incentive Fund.

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

(27) Financial Data Schedule of the Registrant for the nine months ended September 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1998.

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



Date: November 12, 1998
      ----------------------------