Form 10-K
period 1998-12-31
BALCOR PENSION INVESTORS III
filed 1999-03-19
CIK 357329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
                          -----------------
                                      OR

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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its final real estate investment in June 1997. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as to establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

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

Item 2. Properties
------------------

As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

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

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois. Oral arguments before the Appellate Court were held on March 18, 1998. On November 12, 1998, the Appellate Court issued an opinion affirming the Chancery Court's dismissal of the case. On December 3, 1998, the plaintiffs filed a notice of intent to appeal the Appellate Court's ruling to the Illinois Supreme Court.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

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

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 9,509.

Item 6. Selected Financial Data
-------------------------------

                                        Year ended December 31,
                   -----------------------------------------------------------
                        1998       1997        1996         1995      1994
                   ----------- ----------- ----------- ----------- -----------
Total income         $332,470  $1,752,573  $9,867,879   $7,464,674   $7,904,391
Recovery of losses
  on loans and
  accrued interest
  receivable             None        None   3,475,817      756,370         None
Provision for
  losses on loans
  and accrued inter-
  est receivable         None        None        None      756,370      600,000
Income before
 gains on sales of
 assets and extra-
 ordinary item        114,358   1,383,045   9,170,726    6,001,706    6,379,013
Net income            114,358   3,850,751  10,489,409    8,542,352    6,498,855
Net income per
  average number of
  Limited Partner-
  ship Interests
  outstanding - Basic
  and Diluted            0.53       17.81       35.60        34.90        26.35
Total assets        6,427,378   8,132,457  37,934,990   48,074,826   77,868,675
Mortgage notes
  payable                None        None   1,622,593    1,666,291    7,153,074
Distributions per
  Limited Partner-
  ship Interest(A)       7.72      142.20(B)    87.34       132.12        34.35

(A) These amounts include distributions of Original Capital of $0.29, $114.20, $58.84 and $109.12 per Limited Partnership Interest for the years 1998, 1997, 1996 and 1995, respectively.

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

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Pension Investors-III (the "Partnership") recognized net income during 1998 as interest income earned on short-term investments exceeded administrative expenses. During 1997, the Partnership recognized gains related to the sales of its two remaining properties. In addition, in 1997 and 1996, the Partnership recognized its share of the gains on the sales of the properties held by joint ventures with affiliates in which the Partnership held minority interests. During 1996, the Partnership recognized a recovery of losses related to certain of the Partnership's loans and recognized a gain on the sale of two loans. The combined effect of these events resulted in a decrease in net income during 1997 as compared to 1996. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Income (loss) from operations of real estate held for sale represented the net operations of the properties acquired by the Partnership through foreclosure. The Partnership sold the Woods Apartments and the Orchards Shopping Center in April and June 1997, respectively, and recognized gains on the sales totaling $2,503,098. Both of these properties were generating income prior to their sales. During 1998, the Partnership paid expenditures related to both the Orchards Shopping Center and the Woods Apartments. As a result, the Partnership generated a loss from operations of real estate held for sale during 1998 as compared to income during 1997.

The Brookhollow/Stemmons Center Office Building was owned by a joint venture with an affiliate. As a result of the sale of this property during 1997, participation in income of joint venture with affiliate ceased during 1997.

Higher average cash balances were available for investment during 1997 primarily as a result of the timing of the distribution to Limited Partners of the proceeds received in connection with the 1996 sale of the Carmel on Providence loan and the 1997 sales of the Woods Apartments, Orchards Shopping Center and Brookhollow/Stemmons Center Office Building. As a result, interest income on short-term investments decreased during 1998 as compared to 1997.

The Partnership recognized other income during 1998 in connection with its share of a refund of real estate taxes which had previously been under appeal.

The refund related to the Perimeter 400 Office Building, which was sold in 1996. The Partnership held a joint venture interest in this property. The Partnership also recognized other income during 1997 in connection with a partial refund of prior years' insurance premiums relating to the Partnership's properties and a real estate tax refund related to the Crossings Shopping Center.

During February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership, which was recognized as an administrative expense. In addition, during 1998 the Partnership incurred lower accounting, data processing and portfolio management fees and lower bank charges. As a result, administrative expense decreased during 1998 as compared to 1997.

In connection with the June 1997 sale of the Orchards Shopping Center, the Partnership wrote-off the remaining unamortized deferred expenses of $3,329 and paid prepayment penalties of $32,063. These amounts were recognized as debt extinguishment expenses and classified as an extraordinary item for financial statement purposes.

1997 Compared to 1996
---------------------

During 1996, the Partnership received repayments on two loans receivable and sold three loans receivable. As a result, interest income on loans receivable ceased during 1996.

As a result of the sales of the Woods Apartments and the Orchards Shopping Center in 1997, which were generating income prior to their sales, income from operations of real estate held for sale decreased during 1997 as compared to 1996.

Participation in income of joint ventures with affiliates represented the Partnership's 27.5% and 12.68% share of income from the Brookhollow/Stemmons Center and Perimeter 400 Center office buildings, respectively. In 1997 and 1996, the joint ventures sold the Brookhollow/Stemmons Center Office Building and the Perimeter 400 Center Office Building, respectively. The Partnership's share of the gain on the sale of the Perimeter 400 Center Office Building was higher than the gain recognized in connection with the sale of the Brookhollow/Stemmons Center Office Building, which resulted in a decrease in participation in income of joint ventures with affiliates in 1997 as compared to 1996.

Due to higher average cash balances during 1997 as a result of the timing of the distribution to Limited Partners of the proceeds received in connection with the 1996 sale of the Carmel on Providence loan and 1997 sales of the Woods Apartments, the Orchards Shopping Center and the Brookhollow/Stemmons Office Building, interest income on short-term investments increased during 1997 as compared to 1996.

Provisions for potential losses were charged to income when the General Partner believed an impairment had occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property.

Determinations of fair value were made periodically on the basis of performance under the terms of the loan agreement, assessments of property operations and the property's estimated sales prices less closing costs. Determinations of fair value represented estimations based on many variables which affected the value of real estate, including economic and demographic conditions. The Partnership did not recognize any provisions for potential losses related to its loans or real estate held for sale during 1997 or 1996. During 1996 the Partnership recognized recoveries of $3,475,817 related to its loans. In addition, an allowance of $467,813 related to the Corporate Campus I Office Building loan was written off in connection with the loan repayment during 1996.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $2,143,000 as of December 31, 1998 when compared to December 31, 1997 primarily due to the payment of distributions to Partners in January 1998. The Partnership generated cash of approximately $139,000 from its operating activities primarily from interest income received on short-term investments, which was partially offset by the payment of administrative expenses and expenditures related to the properties sold in 1997. The Partnership's financing activities consisted of the payment of distributions to the Partners of approximately $1,816,000 and an increase in restricted cash and cash equivalents of approximately $465,000 due to distributions to the Early Investment Incentive Fund and interest income earned on the Fund.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in June 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1998, there were 21,249 Interests and cash of $4,985,126 in the Early Investment Incentive Fund.

The Partnership made distributions to Limited Partners totaling $7.72, $142.20, and $87.34 per Interest in 1998, 1997 and 1996, respectively. See Statements of Partners' Capital for additional information. Distributions were comprised of $7.43 of Cash Flow and $0.29 of Mortgage Reductions in 1998, $28.00 of Cash Flow and $114.20 of Mortgage Reductions in 1997 and $28.50 of Cash Flow and $58.84 of Mortgage Reductions in 1996.

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

The Partnership sold all of its remaining real property investments and loans receivable and distributed a majority of the proceeds from these sales to Limited Partners in 1996 and 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-II, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

         TITLE                              OFFICERS
        --------                           -----------

Chairman, President and Chief             Thomas E. Meador
   Executive Officer
Senior Vice President                     Alexander J. Darragh
Senior Managing Director, Chief           Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman,
President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also a Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

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

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 12 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(10) Material Contract:

(a)(i) Agreement of Sale relating to the sale of the Brookhollow/Stemmons Center Office Building, Dallas, Texas previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated April 11, 1997 is incorporated herein by reference.

(ii) Amendment No. 1 to Agreement of Sale relating to the sale of Brookhollow/Stemmons Center Office Building, Dallas, Texas, previously filed as Exhibit (10)(iv)(b) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(b) Agreement of Sale relating to the sale of Orchards Shopping Center, Loveland, Colorado, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated April 14, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports were filed on Form 8-K during the quarter ended December 31, 1998.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-III

                         By:/s/Jayne A. Kosik
                             -------------------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal Accounting
                             and Financial Officer) of Balcor
                             Mortgage Advisors-II, the General Partner

Date: March 19, 1999
      --------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                      Date
----------------------   ------------------------------------------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
                         Advisors-II, the General Partner
 /s/Thomas E. Meador                                        March 19, 1999
 --------------------                                       --------------
    Thomas E. Meador
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer) of
                         Balcor Mortgage Advisors-II, the
/s/Jayne A. Kosik        General Partner                    March 19, 1999
--------------------                                        --------------
   Jayne A. Kosik

INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital, for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Pension Investors-III:

In our opinion, the accompanying balance sheets and the related statements of partners' capital, of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Pension Investors-III An Illinois Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 16 to the financial statements, the Partnership intends to cease operations and dissolve.


PricewaterhouseCoopers LLP


Chicago, Illinois
March 17, 1999

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                    ASSETS

                                                   1998           1997
                                              -------------  -------------
Cash and cash equivalents                     $  1,415,627   $  3,558,254
Cash and cash equivalents - Early
  Investment Incentive Fund                      4,985,126      4,520,005
Accounts and accrued interest receivable            26,625         54,198
                                              -------------  -------------
                                              $  6,427,378   $  8,132,457
                                              =============  =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $     27,199   $     33,055
Due to affiliates                                   44,432         41,705
                                              -------------  -------------
    Total liabilities                               71,631         74,760
                                              -------------  -------------

Commitments and contingencies

Limited Partners' capital (237,476
  Interests issued)                             13,131,354     14,686,267
Less Interests held by Early Investment
  Incentive Fund (21,249 at December 31, 1998
  and 1997)                                     (7,024,362)    (7,024,362)
                                              -------------  -------------
                                                 6,106,992      7,661,905
General Partner's capital                          248,755        395,792
                                              -------------  -------------
Total partners' capital                          6,355,747      8,057,697
                                              -------------  -------------
                                              $  6,427,378   $  8,132,457
                                              =============  =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1998, 1997 and 1996

                               Partners' Capital (Deficit)  Accounts
                          -------------- ---------------    --------------
                                              General           Limited
                               Total          Partner          Partners
                          -------------- ---------------    --------------

Balance at December 31,
  1995                    $  45,647,108  $   (1,220,248)    $  46,867,356

Repurchase of 5,159
  Limited Partnership
  Interests                    (983,513)                         (983,513)
Cash distributions to:
  Limited Partners (A)      (19,128,967)                      (19,128,967)
  General Partner              (564,006)       (564,006)
Net income for the year
  ended December 31, 1996    10,489,409       2,654,999         7,834,410
                          -------------- ---------------    --------------
Balance at December 31,
  1996                       35,460,031         870,745        34,589,286

Cash distributions to:
  Limited Partners (A)      (30,778,132)                      (30,778,132)
  General Partner              (554,112)       (554,112)
Cash contribution                79,159          79,159
Net income for the year
  ended December 31, 1997     3,850,751                         3,850,751
                          -------------- ---------------    --------------
Balance at December 31,
  1997                        8,057,697         395,792         7,661,905

Cash distributions to:
  Limited Partners (A)       (1,669,271)                       (1,669,271)
  General Partner              (147,037)       (147,037)
Net income for the year
  ended December 31, 1998       114,358                           114,358
                          -------------- ---------------    --------------
Balance at December 31,
  1998                    $   6,355,747  $      248,755     $   6,106,992
                          ============== ===============    ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)

(A) Summary of cash distributions paid per Limited Partnership Interest:

                               1998           1997               1996
                          -------------- ---------------    --------------

First Quarter             $       7.72   $        44.00 (B) $       26.96
Second Quarter                    None            20.20              4.00
Third Quarter                     None            78.00             10.38
Fourth Quarter                    None             None             46.00

(B) In addition to the above distribution, a special distribution of $0.33 per Interest was made to class members including certain current investors in the Partnership pursuant to the settlement of a class action lawsuit.

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)


                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996


                               1998            1997              1996
                          -------------- ---------------    --------------
Income:
  Interest on loans
    receivable                                              $   4,553,996
  Less interest on loans
    payable - underlying
    mortgages                                                   2,157,804
                                                            --------------
  Net interest income on
    loans receivable                                            2,396,192
  (Loss) income from
    operations of real
    estate held for sale  $      (8,979) $      605,761         1,462,922
  Participation in income
    of joint ventures
    with affiliates                             441,062         2,029,975
  Interest on short-term
    investments                 334,253         674,748           502,973
  Other income                    7,196          31,002
  Recovery of losses on
    loans and accrued
    interest receivable                                         3,475,817
                          -------------- ---------------    --------------
      Total income              332,470       1,752,573         9,867,879
                          -------------- ---------------    --------------

Expenses:
  Administrative                218,112         369,528           697,153
                          -------------- ---------------    --------------
      Total expenses            218,112         369,528           697,153
                          -------------- ---------------    --------------

Income before gains on
  sales of loans
  receivable and real
  estate and extraordinary
  item                          114,358       1,383,045         9,170,726
Gains on sales of loans
  receivable                                                    1,318,683
Gains on sales of real
  estate                                      2,503,098
                          -------------- ---------------    --------------
Income before
  extraordinary item            114,358       3,886,143        10,489,409

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)


                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                               1998            1997              1996
                          -------------- ---------------    --------------
Extraordinary item:
  Debt extinguishment
   expenses                                     (35,392)
                          -------------- ---------------    --------------
Net income                $     114,358  $    3,850,751     $  10,489,409
                          ============== ===============    ==============

Income before
  extraordinary item
  allocated to General
  Partner                          None            None     $   2,654,999
                          ============== ===============    ==============
Income before
  extraordinary item
  allocated to Limited
  Partners                $     114,358  $    3,886,143     $   7,834,410
                          ============== ===============    ==============
Income before
  extraordinary item per
  average number of
  Limited Partnership
  Interests outstanding
  (216,227 in 1998 and
  1997 and 220,064
  in 1996)- Basic and
  Diluted                 $        0.53  $        17.97     $       35.60
                          ============== ===============    ==============
Extraordinary item
  allocated to General
  Partner                          None            None              None
                          ============== ===============    ==============
Extraordinary item
  allocated to
  Limited Partners                 None  $      (35,392)             None
                          ============== ===============    ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)


                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                               1998            1997              1996
                          -------------- ---------------    --------------

Extraordinary item per
  average number of
  Limited Partnership
  Interests outstanding
  (216,227 in 1998 and
  1997 and 220,064
  in 1996)- Basic and
  Diluted                          None  $        (0.16)             None
                          ============== ===============    ==============
Net income allocated to
  General Partner                  None            None     $   2,654,999
                          ============== ===============    ==============
Net income allocated to
  Limited Partners        $     114,358  $    3,850,751     $   7,834,410
                          ============== ===============    ==============
Net income per average
  number of Limited
  Partnership Interests
  outstanding
  (216,227 in 1998 and
  1997 and 220,064
  in 1996)- Basic and
  Diluted                 $        0.53  $        17.81     $       35.60
                          ============== ===============    ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996


                               1998            1997              1996
                          -------------- ---------------    --------------
Operating activities:
  Net income              $     114,358  $    3,850,751     $  10,489,409
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Gains on sales of
        loans receivable                                       (1,318,683)
      Gains on sales of
        real estate                          (2,503,098)
      Debt extinguishment
        expense                                   3,329
      Participation in
        income of joint
        ventures
        with affiliates                        (441,062)       (2,029,975)
      Recovery of losses
        on loans and
        accrued interest
        receivable                                             (3,475,817)
      Amortization of
        deferred expenses                         6,044            12,497
      Net change in:
        Escrow deposits                         126,507               497
        Accounts and
          accrued interest
          receivable             27,573          44,665           123,554
        Prepaid expenses                         33,582            (1,685)
        Accounts payable         (5,856)       (277,143)          208,743
        Due to affiliates         2,727         (32,459)           38,153
        Other liabilities                      (384,433)         (149,680)
        Security deposits                       (83,571)           (6,277)
                          -------------- ---------------    --------------
  Net cash provided by
    operating activities        138,802         343,112         3,890,736
                          -------------- ---------------    --------------

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                     (Continued)

                               1998            1997              1996
                          -------------- ---------------    --------------
Investing activities:
  Distributions from joint
    venture partners -
    affiliates                           $    3,759,861     $   5,262,527
  Capital contribution to
    joint venture
    partners - affiliate                        (67,591)
  Collection of principal
    payments on loans
    receivable                                                  4,362,969
  Proceeds from sales of
    loans receivable                                           16,947,490
  Costs incurred in
    connection with
    sales of loans
    receivable                                                   (587,808)
  Proceeds from sales of
    real estate                              17,200,000
  Costs incurred in
    connection with
    sales of real estate                       (482,197)
                                         ---------------    --------------
Net cash provided by
  investing activities                       20,410,073        25,985,178
                                         ---------------    --------------

Financing activities:
  Distributions to Limited
    Partners              $  (1,669,271)    (30,778,132)      (19,128,967)
  Distributions to General
    Partner                    (147,037)       (554,112)         (564,006)
  Contribution by General
    Partner                                      79,159
  Increase in cash
    and cash equivalents -
    Early Investment
    Incentive Fund             (465,121)     (3,363,711)         (853,857)
  Repurchase of Limited
    Partnership Interests                                        (983,513)

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                     (Continued)

                               1998            1997              1996
                          -------------- ---------------    --------------

  Principal payments on
    underlying loans
    payable                                                      (602,363)
  Repayment of mortgage
    note payable                             (1,603,132)
  Principal payments on
    mortgage note payable                       (19,461)          (43,698)
                          -------------- ---------------    --------------
  Net cash used in
    financing activities     (2,281,429)    (36,239,389)      (22,176,404)
                          -------------- ---------------    --------------

Net change in cash and
  cash equivalents           (2,142,627)    (15,486,204)        7,699,510
Cash and cash equivalents
  at beginning of year        3,558,254      19,044,458        11,344,948
                          -------------- ---------------    --------------
Cash and cash equivalents
  at end of year          $   1,415,627  $    3,558,254     $  19,044,458
                          ============== ===============    ==============

The accompanying notes are an integral part of the financial statements

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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in June 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 16 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(d) Losses on loans receivable were charged to income and an allowance account was established when the General Partner believed the loan balance would not be recovered. The General Partner assessed the collectibility of each loan on a periodic basis through a review of the collateral property's operations, the property's value and the borrower's ability to repay the loan. Upon foreclosure, the loan, net of the allowance, was transferred to real estate held for sale after the fair value of the property, less costs of disposal was assessed. Upon the transfer to real estate held for sale, a new basis in the property was established.

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

(h) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

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

(l) For financial statement purposes, prior to 1996, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income allocations have been adjusted.

(m) Statement of Financial Accounting Standards, No. 128, "Earnings per Share", was adopted by the Partnership effective for the year ended December 31, 1997, and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities there is no difference between basic and diluted net income per Limited Partnership Interest.

(n) Certain reclassifications of prior years information were made to conform to the 1998 presentation.

4. Partnership Agreement:

The Partnership was organized on January 22, 1982. The Partnership Agreement provided for the admission of Limited Partners through the sale of Limited Partnership Interests at $500 per Interest, 237,476 of which were sold on or prior to November 10, 1982, the termination date of the offering.

The Partnership Agreement provides that profits and losses are allocated 92.5% to the Limited Partners, of which 2.5% relates to the Early Investment Incentive Fund, and 7.5% to the General Partner. For financial statement purposes, prior to 1996, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income allocations have been adjusted.

To the extent that Cash Flow is distributed, distributions are made as follows:
(i) 90% of such Cash Flow is distributed to the Limited Partners, (ii) 7.5% of such Cash Flow is distributed to the General Partner, and (iii) 2.5% of such Cash Flow is deposited into the Early Investment Incentive Fund for payment on dissolution of the Partnership to investors who subscribed prior to December 31, 1982 ("Early Investors") if necessary for them to receive an amount equal to their Original Capital plus a specified cumulative return based on the date of investment. Amounts, if any, remaining in the account after the Early Investors have received their cumulative return will be distributed 90% to all Limited Partners and 10% to the General Partner. Since the required subordination levels will not be met, the General Partner will not receive any distributions from the Early Investment Incentive Fund. All Limited Partners are Early Investors.

Amounts placed in the Early Investment Incentive Fund were, at the sole discretion of the General Partner and subject to certain limitations as set forth in the Partnership Agreement, used to repurchase Interests from existing Limited Partners. Distributions of Cash Flow and Mortgage Reductions pertaining to any repurchased Interests were paid to the Early Investment Incentive Fund. To the extent that amounts in the Early Investment Incentive Fund have not been utilized to repurchase Interests, such amounts are invested in short-term interest-bearing instruments with earnings thereon credited to this account. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1998, there were 21,249 Interests and cash of $4,985,126 in the Early Investment Incentive Fund.

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

Net interest income relating to impaired loans would have been approximately $1,478,000 in 1996. The average recorded investments in impaired loans during the year ended December 31, 1996 was approximately $24,865,000. Net interest income from impaired loans included in the accompanying Statements of Income and Expenses amounted to approximately $2,288,000 ($2,497,000 cash basis) in 1996.

6. Allowances for Losses on Loans:

Activity recorded in the allowances for losses on loans during the three years ended December 31, 1998 is described in the table below:

                                  1998          1997          1996
                              ------------  -------------  ------------
  Loans:
   Balance at beginning of
    year                             None            None    $3,943,630
   Provision charged to
    income                           None            None          None
   Recovery of provision
     previously charged
     to income                       None            None    (3,475,817)
    Direct write-off
    of loans against
    allowance                        None            None      (467,813)
                            -------------    ------------  ------------
    Balance at the end of
     the year                        None            None          None
                            =============   =============  ============

7. Mortgage Note Payable:

During the years ended December 31, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable of $69,212 and $152,310, respectively.

8. Management Agreements:

The Partnership's properties were managed by a third party management company prior to the sales of the properties. These management agreements provided for annual fees of 5% of gross operating receipts for the residential property and 3% to 6% of gross operating receipts for the commercial property.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                              Year Ended       Year Ended     Year Ended
                               12/31/98         12/31/97       12/31/96
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees None None $ 192 None $ 22,757 $ 192 Reimbursement of expenses to the General Partner
  at cost:
   Accounting            $8,197   $7,337    24,614  $7,649   18,510  13,452
   Data processing        2,536      722     3,449   1,664    2,019    None
   Legal                  5,056    4,576    15,632   4,824   11,415   8,059
   Portfolio management  34,582   31,797    76,771  23,968   55,602  40,583
   Other                  3,600     None    12,040   3,600   15,497  11,878

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner (The Balcor Company) who received no fee for administering the program. However, the General Partner was reimbursed for expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $4,586 for 1996.

The General Partner made a contribution to the Partnership in 1997 of $79,159 in connection with the settlement of certain litigation as further discussed in
Note 15 of Notes to Financial Statements.

10. Investments in Joint Ventures with Affiliates:

In 1990 and 1991, two joint ventures, consisting of the Partnership and certain affiliates, acquired title to the Brookhollow/Stemmons Center and Perimeter 400 Center office buildings, respectively. The Partnership's sharing percentages for the Brookhollow/Stemmons Center and Perimeter 400 Center office buildings were 27.5% and 12.68%, respectively.

During April 1997, the joint venture which owned the Brookhollow/Stemmons Center Office Building sold the property in an all cash sale for $12,724,000. From the proceeds of the sale, the joint venture paid $340,293 in selling costs. In connection with the sale, the joint venture wrote off $903,384 of accounts receivable related to rental abatements and scheduled rent increases, which has been recorded as a reduction of the gain. The basis of the property was $11,074,128. For financial statement purposes, the joint venture recognized a gain of $406,195, all of which was allocated to the Partnership. Pursuant to the sale agreement, $250,000 of the sale proceeds were placed in escrow and were not to be disbursed to the joint venture until the earlier of the settlement of any claims presented by the purchaser or October 1997. The funds were released in full in October 1997 and the Partnership received its share in the amount of $68,750.

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

In addition, during 1997 and 1996, the Partnership received distributions from these joint ventures totaling $3,759,861 and $5,262,527, respectively, and made a contribution of $67,591 in 1997.

11. Discounted Prepayment of Loan Receivable:

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

12. Sales of Loans Receivable:

(a) In August 1996, the Partnership sold its interest in the Seafirst Financial Center loan for $8,344,608. The purchaser acquired the loan receivable subject to the existing underlying mortgage loan in the amount of $24,376,892. From the proceeds of the sale, the Partnership paid $296,500 in selling costs. In addition, the Partnership received $406,426 of previously deferred interest income. For financial statement purposes, the Partnership did not recognize a gain or loss related to the sale of its interest in this loan and recognized a recovery of a provision of $2,692,630 related to the change in the estimate of the value of the loan.

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

(c) In December 1996, the Partnership sold its interest in the Carmel on Providence loan for $3,098,102. The purchaser acquired the loan receivable subject to the existing underlying mortgage loan in the amount of $1,157,435. From the proceeds of the sale, the Partnership paid $129,808 in selling costs. For financial statement purposes, the Partnership recognized a gain of $925,729 related to the sale of its interest in this loan and a recovery of a provision of $688,000 related to the change in the estimate of the value of the loan.

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

16. Contingency:

The Partnership is currently involved in a lawsuit, Dee vs. Walton Street Capital Acquisition II, LLC, whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice, which dismissal was affirmed by the Illinois Appellate Court. Plaintiffs have filed a further appeal to the Illinois Supreme Court. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.