Form 10-Q
period 1999-03-31
BALCOR PENSION INVESTORS III
filed 1999-05-12
CIK 357329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                  1999           1998
                                             -------------- --------------
Cash and cash equivalents                    $   1,387,922  $   1,415,627
Cash and cash equivalents - Early
  Investment Incentive Fund                      5,044,226      4,985,126
Accrued interest receivable                         25,324         26,625
Prepaid expense                                      1,896
                                             -------------- --------------
                                             $   6,459,368  $   6,427,378
                                             ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      19,503  $      27,199
Due to affiliates                                   46,444         44,432
                                             -------------- --------------
    Total liabilities                               65,947         71,631
                                             -------------- --------------

Commitments and contingencies

Limited Partners' capital (237,476
  Interests issued)                             13,169,028     13,131,354
Less Interests held by Early Investment
  Incentive Fund (21,249 in 1999 and 1998)      (7,024,362)    (7,024,362)
                                             -------------- --------------
                                                 6,144,666      6,106,992
General Partner's capital                          248,755        248,755
                                             -------------- --------------
    Total partners' capital                      6,393,421      6,355,747
                                             -------------- --------------
                                             $   6,459,368  $   6,427,378
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)


                                                  1999           1998
                                             -------------- --------------
Income:
  Interest on short-term investments         $      74,896  $      87,458
                                             -------------- --------------
      Total income                                  74,896         87,458
                                             -------------- --------------

Expenses:
  Administrative                                    37,222         82,716
                                             -------------- --------------
      Total expenses                                37,222         82,716
                                             -------------- --------------
Net income                                   $      37,674  $       4,742
                                             ============== ==============
Net income allocated to General Partner               None           None
                                             ============== ==============
Net income allocated to Limited Partners     $      37,674  $       4,742
                                             ============== ==============
Net income per average number of Limited
  Partnership Interests outstanding
  (216,227 in 1999 and 1998) - Basic
  and Diluted                                $        0.17  $        0.02
                                             ============== ==============
Distribution to General Partner                       None  $     147,037
                                             ============== ==============
Distribution to Limited Partners                      None  $   1,669,271
                                             ============== ==============
Distribution per Limited Partnership
  Interests outstanding                               None  $        7.72
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)

                                                  1999           1998
                                             -------------- --------------
Operating activities:
  Net income                                 $      37,674  $       4,742
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Net change in:
        Accounts and accrued interest
          receivable                                 1,301         23,625
        Prepaid expenses                            (1,896)        (2,149)
        Accounts payable                            (7,696)         3,929
        Due to affiliates                            2,012          7,462
                                             -------------- --------------
  Net cash provided by operating activities         31,395         37,609
                                             -------------- --------------
Financing activities:
  Distribution to Limited Partners                             (1,669,271)
  Distribution to General Partner                                (147,037)
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund                (59,100)      (274,882)
                                             -------------- --------------
  Cash used in financing activities                (59,100)    (2,091,190)
                                             -------------- --------------
Net change in cash and cash equivalents            (27,705)    (2,053,581)
Cash and cash equivalents at beginning
  of period                                      1,415,627      3,558,254
                                             -------------- --------------
Cash and cash equivalents at end of period   $   1,387,922  $   1,504,673
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in June 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1999 are:

                                        Paid        Payable
                                      ---------   ----------
   Reimbursement of expenses to
     the General Partner, at cost      $9,379       $46,444

4. Contingency:

The Partnership was involved in a lawsuit, Dee vs. Walton Street Capital Acquisition II, LLC, whereby the Partnership, the General Partner and certain third parties were named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The action has been dismissed with prejudice, which dismissal was affirmed by the Appellate Court of Illinois. Plaintiffs filed a further appeal to the Illinois Supreme Court. The Illinois Supreme Court has issued a ruling in which it has declined to hear the appeal. As a result, the Appellate Court of Illinois dismissed the case on April 22, 1999.

                         BALCOR PENSION INVESTORS-III
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-III (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $118,738,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-two loans. In addition, proceeds from prior loan repayments were used to fund five additional loans. Eleven properties were acquired through foreclosure and two loans were reclassified as investment in joint ventures with affiliates. As of March 31, 1999, the Partnership has no loans or real estate in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1998 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1999 and 1998 consisted of interest income earned on short-term investments which was partially offset by administrative expenses. Primarily as a result of lower administrative expenses in 1999, the Partnership's net income increased during 1999 as compared to 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Discussions of fluctuations between 1999 and 1998 refer to the quarters ended March 31, 1999 and 1998.

As a result of lower interest rates and lower average cash balances due primarily to a distribution to Limited Partners in January 1998, interest income on short-term investments decreased during 1999 when compared to 1998.

Primarily due to a decrease in accounting, portfolio management and investor processing fees, and bank charges, administrative expenses decreased during 1999 when compared to 1998.

Liquidity and Capital Resources
-------------------------------
The cash position of the Partnership decreased by approximately $28,000 as of March 31, 1999 when compared to December 31, 1998. Cash received from operating activities of approximately $31,000 consisted of interest income earned on short-term investments, which was partially offset by the payment of administrative expenses. Cash used in financing activities represents an increase in cash and cash equivalents in the Early Incentive Investment Fund of approximately $59,000 from interest income earned on the Fund.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in June 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise. See "Item 1. Legal Proceedings" for additional information.

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of March 31, 1999, there were 21,249 Interests and cash of $5,044,226 in the Early Investment Incentive Fund.

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

                        BALCOR PENSION INVESTORS - III
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
------------------------

Dee vs. Walton Street Capital Acquisition II, LLC
-------------------------------------------------

The Illinois Supreme Court has issued a ruling in which it has declined to hear the appeal filed by the plaintiffs in the Dee vs. Walton Street Capital Acquisition II, LLC case. As a result, the Appellate Court of Illinois dismissed the case on April 22, 1999. This case will be deleted from all future reports of the Partnership.

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

(27) Financial Data Schedule of the Registrant for the quarter ended March 31, 1999 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1999.

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



Date: May 12, 1999
      ------------